Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1995-08-14
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        June 30, 1995                                 0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                              41-1465070
(State or other jurisdiction             (I.R.S. Employer Identification
of incorporation or organization)                  Number)



         Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
        --------------------------------------------------------------
         (Address of  principal executive offices)         (Zip Code)


                                 (918) 583-1791
                      --------------------------------------------
                      (Registrant's  telephone   number,  including
                                   area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----      -----

                              Part I.  Financial Information

          Item 1.  Financial Statements

                    DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS
                                                        June 30,  December 31,
                                                          1995        1994
                                                       ---------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .     $175,217     $133,975
             Accrued oil and gas sales, including
               $52,892 and $60,779 due from
               related parties (Note 2) . . . . . .       64,989       72,789
                                                        --------     --------
                Total current assets  . . . . . . .     $240,206     $206,764

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      489,926      538,364

          DEFERRED CHARGE . . . . . . . . . . . . .       67,531       67,531
                                                        --------     --------
                                                        $797,663     $812,659
                                                        ========     ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .     $ 28,285     $ 24,683
             Gas imbalance payable  . . . . . . . .        3,751        3,751
                                                        --------     --------
                Total current liabilities . . . . .     $ 32,036     $ 28,434

          ACCRUED LIABILITY . . . . . . . . . . . .       20,471       20,471

          CONTINGENCIES (NOTE 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding
               55 units . . . . . . . . . . . . . .        7,451        7,637
             Limited Partners, issued and outstanding,
               5,500 units  . . . . . . . . . . . .      737,705      756,117
                                                        --------     --------
                Total Partners' capital . . . . . .     $745,156     $763,754
                                                        --------     --------
                                                        $797,663     $812,659
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                           1995         1994
                                                         --------     --------

          REVENUES:
             Oil and gas sales, including
               $83,109 and $80,457 of sales
               to related parties (Note 2)  . . . .      $93,756      $91,633
             Interest . . . . . . . . . . . . . . .        2,000        1,666
                                                         -------      -------
                                                         $95,756      $93,299
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $34,097      $20,538
             Depreciation, depletion, and amortization
             of oil and gas properties. . . . . . .       37,761       33,875
             General and administrative (Note 2). .       20,746       17,123
                                                         -------      -------
                                                         $92,604      $71,536
                                                         -------      -------

          NET INCOME  . . . . . . . . . . . . . . .      $ 3,152      $21,763
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    32      $   218
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 3,120      $21,545
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     1      $     4
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        5,555        5,555
                                                         =======      =======

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $162,400 and $196,844 of sales
               to related parties (Note 2)  . . . .     $198,144     $219,170
             Interest . . . . . . . . . . . . . . .        3,880        2,503
                                                        --------     --------
                                                        $202,024     $221,673
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $101,199     $ 68,625
             Depreciation, depletion, and amortization
             of oil and gas properties. . . . . . .       75,875       70,086
             General and administrative (Note 2)  .       43,548       38,561
                                                        --------     --------
                                                        $220,622     $177,272
                                                        --------     --------

          NET (LOSS) INCOME . . . . . . . . . . . .    ($ 18,598)    $ 44,401
                                                        ========     ========
          GENERAL PARTNER (1%) - net (loss) income     ($    186)    $    444
                                                        ========     ========
          LIMITED PARTNERS (99%) - net (loss) income   ($ 18,412)    $ 43,957
                                                        ========     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      3)    $      8
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,555        5,555
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------    ---------
          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .    ($ 18,598)    $ 44,401
             Adjustments to reconcile net (loss) income
               to net cash provided by operating
               activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       75,875       70,086
               Decrease in accrued oil and gas sales       7,800       42,806
               Increase in accounts payable . . . .        3,602       18,698
                                                        --------     --------
                Net cash provided by operating
                  activities                            $ 68,679     $175,991
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 30,683)   ($  6,175)
             Retirements of oil and gas properties         3,246          871
                                                        --------     --------
                Net cash used by investing activities  ($ 27,437)   ($  5,304)
                                                        --------     --------

          NET CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($194,425)
                                                        --------     --------

                Net cash used by financing activities   $    -      ($194,425)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $ 41,242    ($ 23,738)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                      133,975      103,898
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $175,217     $ 80,160
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)


          1.   ACCOUNTING POLICIES
               -------------------

               The balance sheets as of June 30, 1995, statements of operations for the six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

               Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

               The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

               OIL AND GAS PROPERTIES
               ----------------------

               Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

               The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2.   TRANSACTIONS WITH RELATED PARTIES
               ---------------------------------

               Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $43,548 and $38,561, respectively, of which $31,308 and $31,308 were paid to Dyco.

               Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

               The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $162,400 and $196,844, respectively. At June 30, 1995 accrued oil and gas sales included $52,892 due from Premier.

          3.   CONTINGENCIES
               -------------

               On October 15, 1993 and October 26, 1993, certain royalty owners filed two class action lawsuits against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with specified gas purchasers. The lawsuits allege claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seek an accounting and declaration that the plaintiffs are third party beneficiaries. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in both matters in which it denied all of the plaintiffs'
               allegations. The district court certified the matters as class actions on January 21, 1994 and January 18, 1994, respectively, and discovery is proceeding in both matters. On November 29, 1994, the plaintiffs filed a motion for summary judgment in both matters. Dyco intends to vigorously defend the lawsuits. As of the date of these financial statements, Management cannot determine the amount of the alleged damages which would be allocable to the Program from these lawsuits.

               On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the well pursuant to 52 O.S. Sec. 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgement was entered on June 15, 1994 in the amount of $500,000 plus interest.

               Included in these financial statements as of June 30, 1995 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from the above contingencies.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.


          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                             Three months ended June 30,
                                             ---------------------------
                                                     1995      1994
                                                     ----      ----
                  Oil and gas sales                $93,756   $91,633
                  Oil and gas production expenses  $34,097   $20,538
                  Barrels produced                     596       677
                  Mcf produced                      53,621    46,912
                  Average price/Bbl                $ 17.86   $ 16.51
                  Average price/Mcf                $  1.55   $  1.72

               As shown in the table, oil and natural gas sales increased slightly by 2.3% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to the increase in the volumes of natural gas sold, partially offset by the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil sold decreased 81 barrels for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, while volumes of natural gas sold increased 6,709 Mcf for the three months ended June 30, 1995 as compared to the similar period in 1994. The increase in volumes of natural gas sold resulted primarily from partially shutting in one of the Program's wells during the three months ended June 30, 1994 to increase pressure on the well in an effort to improve the well's future production capabilities. Average oil prices increased to $17.86 per barrel for the three months ended June 30, 1995 from an average of $16.51 per barrel for the three months ended June 30, 1994, while the average price of natural gas sold decreased to $1.55 per Mcf for the three months ended June 30, 1995 from $1.72 per Mcf for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,559 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily a result of (i) workover charges on one well to improve the recovery of reserves during the three months ended June 30, 1995 and (ii) costs associated with plugging an abandoned well during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 36.4% for the three months ended June 30, 1995 from 22.4% for the three months ended June 30, 1994. This percentage increase was primarily a result of the increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased $3,886 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily a result of the increase in the volumes of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 40.3% for the three months ended June 30, 1995 from 37.0% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased $3,623 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 22.1% for the three months ended June 30, 1995 from 18.7% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

              SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994

                                             Six months ended June 30,
                                             -------------------------
                                                    1995      1994
                                                    ----      ----
                  Oil and gas sales               $198,144  $219,170
                  Oil and gas production expenses $101,199  $ 68,625
                  Barrels produced                   1,207     1,761
                  Mcf produced                     126,081   103,574
                  Average price/Bbl               $  17.45  $  15.97
                  Average price/Mcf               $   1.40  $   1.84

               As shown in the table, oil and natural gas sales decreased 9.6% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from the decrease in the volumes of oil sold and the decrease in the average price of natural gas sold, partially offset by an increase in the volume of natural gas sold and an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil sold decreased 554 barrels for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, while volumes of natural gas sold increased 22,507 Mcf for the six months ended June 30, 1995 as compared to the similar period in 1994. The increase in volumes of natural gas sold resulted primarily from partially shutting in one of the Program's wells during the six months ended June 30, 1994 to increase pressure on the well in an effort to improve the well's future production capabilities. Average oil prices increased to $17.45 per barrel for the six months ended June 30, 1995 from an average of $15.97 per barrel for the six months ended June 30, 1994, while the average price of natural gas sold decreased to $1.40 per Mcf for the six months ended June 30, 1995 from $1.84 per Mcf for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,574 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily a result of (i) workover charges on one well which were incurred to improve the recovery of reserves during the six months ended June 30, 1995 and (ii) costs associated with plugging an abandoned well during the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 51.1% for the six months ended June 30, 1995 from 31.3% for the six months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in production expenses as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil   and  gas
               properties increased $5,789 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily a result of the increase in the volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 38.3% for the six months ended June 30, 1995 from 32.0% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               General and administrative expenses increased $4,987 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 22.0% for the six months ended June 30, 1995 from 17.6% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION


          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Exhibits

                    None


               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 DYCO OIL AND GAS PROGRAM  1984-1 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




          Date:  August 10, 1995        By:        /s/Dennis R. Neill
                                             ------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



          Date:  August 10, 1995        By:        /s/Patrick M. Hall
                                             ------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                                  Controller
                                             Principal Accounting Officer