Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1984-1
filed 1995-08-28
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1995                                0-13430



                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                              41-1465070
  (State or other jurisdiction         (I.R.S. Employer Identification
of incorporation or organization)               (Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                         (918) 583-1791
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                              ----      ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $163,691      $133,975
             Accrued oil and gas sales, including
               $45,518 and $60,779 due from
               related parties (Note 2) . . . . . .      62,833        72,789
                                                       --------      --------
                Total current assets  . . . . . . .    $226,524      $206,764

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     500,519       538,364

          DEFERRED CHARGE . . . . . . . . . . . . .      67,531        67,531
                                                       --------      --------
                                                       $794,574      $812,659
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 28,348      $ 24,683
             Gas imbalance payable  . . . . . . . .       3,751         3,751
                                                       --------      --------
                Total current liabilities . . . . .    $ 32,099      $ 28,434

          ACCRUED LIABILITY . . . . . . . . . . . .      20,471        20,471

          CONTINGENCIES (NOTE 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding
               55 units . . . . . . . . . . . . . .       7,419         7,637
             Limited Partners, issued and outstanding,
               5,500 units  . . . . . . . . . . . .     734,585       756,117
                                                       --------      --------
                Total Partners' capital . . . . . .    $742,004      $763,754
                                                       --------      --------
                                                       $794,574      $812,659
                                                       ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                   DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                           1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $79,291 and $116,387 of sales
               to related parties (Note 2)  . . . .     $104,388     $127,537
             Interest . . . . . . . . . . . . . . .        1,880          837
                                                        --------     --------
                                                        $106,268     $128,374
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 67,102     $ 48,087
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       38,114       36,211
             General and administrative (Note 2)  .       22,802       21,438
                                                        --------     --------
                                                        $128,018     $105,736
                                                        --------     --------
          NET (LOSS) INCOME . . . . . . . . . . . .    ($ 21,750)    $ 22,638
                                                        ========     ========
          GENERAL PARTNER (1%) - net (loss) income     ($    218)    $    226
                                                        ========     ========
          LIMITED PARTNERS (99%) - net (loss) income   ($ 21,532)    $ 22,412
                                                        ========     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      4)    $      4
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,555        5,555
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .    ($ 21,750)    $ 22,638
             Adjustments to reconcile net (loss) income
               to net cash provided by operating
               activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       38,114       36,211
               Decrease in accrued oil and gas sales       9,956       13,179
               Increase in accounts payable . . . .        3,665       20,401
                                                        --------     --------
               Net cash provided by operating
                activities                              $ 29,985     $ 92,429
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($    269)    $    -
             Retirements of oil and gas properties           -            871
                                                        --------     --------
                Net cash (used) provided by investing
                  activities  . . . . . . . . . . .    ($    269)    $    871
                                                        --------     --------

          NET CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities   $    -       $    -
                                                        --------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 29,716     $ 93,300

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                         133,975      103,898
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $163,691     $197,198
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1.   ACCOUNTING POLICIES
               -------------------

               The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

               Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2.   TRANSACTIONS WITH RELATED PARTIES
               ---------------------------------

               Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $22,802 and $21,438, respectively, of which $15,654 and $15,654 were paid to Dyco.

               Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

               The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $79,291 and $116,387, respectively. At March 31, 1995 accrued oil and gas sales included $45,518 due from Premier.

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

               Included in these financial statements as of March 31, 1995 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from the above contingencies.

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

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                Three Months ended March 31,
                                                ----------------------------
                                                     1995          1994
                                                     ----          ----
                  Oil and gas sales                $104,338      $127,537
                  Oil and gas production expenses  $ 67,102      $ 48,087
                  Barrels produced                      611         1,084
                  Mcf produced                       72,460        56,662
                  Average price/Bbl                $  17.05      $  15.63
                  Average price/Mcf                $   1.30      $   1.95

               As shown in the table, oil and natural gas sales decreased 18.2% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to a decrease in the volumes of oil sold and a decrease in the average price of natural gas sold, partially offset by an increase in the volume of natural gas sold and an increase in the average price of oil sold. Volumes of oil sold decreased by 473 barrels for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994, while volumes of natural gas sold increased 15,798 Mcf for the three months ended March 31, 1995 as compared to the similar period in 1994. The increase in volumes of natural gas sold resulted primarily from a recompletion on one of the Program's wells which significantly improved the wells production capabilities during the three months ended March 31, 1995. Average oil prices increased to $17.05 per barrel for the three months ended March 31, 1995 from $15.63 per barrel for the three months ended March 31, 1994, while the average natural gas prices decreased to $1.30 per Mcf for the three months ended March 31, 1995 from $1.95 per Mcf for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating and production taxes) increased $19,015 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase was primarily a result of significant workover charges on one well during the three months ended March 31, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 64.3% for the three months ended March 31, 1995 from 37.7% for the three months ended March 31, 1994. This percentage increase was primarily a result of the dollar increase in production expenses as discussed above and the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased slightly by $1,903 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar increase was primarily a result of the increase in the volumes of natural gas sold, partially offset by an upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense increased to 36.5% for the three months ended March 31, 1995 from 28.4% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $1,364 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 21.8% for the three months ended March 31, 1995 from 16.8% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                                   DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                                   PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




     Date:  August 28, 1995        By: /s/Dennis R. Neill

                                       ------------------------------
                                               (Signature)
                                       Dennis R. Neill
                                       Senior Vice President



     Date:  August 28, 1995        By: /s/Patrick M. Hall

                                       ------------------------------
                                             (Signature)
                                        Patrick M. Hall
                                        Senior Vice President -
                                        Controller
                                        Principal Accounting Officer