Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1995-11-13
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                              0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                          41-1465070
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)              Number)



          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
        -------------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)


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
                              (Unaudited)

                                ASSETS
                                          September 30, December 31,
                                              1995          1994
                                          ------------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .     $102,815     $133,975
   Accrued oil and gas sales, including
     $54,971 and $60,779 due from
     related parties (Note 2) . . . . . .       66,038       72,789
                                              --------     --------
      Total current assets  . . . . . . .     $168,853     $206,764

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      459,188      538,364

DEFERRED CHARGE . . . . . . . . . . . . .       67,531       67,531
                                              --------     --------
                                              $695,572     $812,659
                                              ========     ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .     $ 26,415     $ 24,683
   Gas imbalance payable  . . . . . . . .        3,751        3,751
                                              --------     --------
      Total current liabilities . . . . .     $ 30,166     $ 28,434

ACCRUED LIABILITY . . . . . . . . . . . .       20,471       20,471

CONTINGENCIES (NOTE 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding
     55 units . . . . . . . . . . . . . .        6,449        7,637
   Limited Partners, issued and outstanding,
     5,500 units  . . . . . . . . . . . .      638,486      756,117
                                              --------     --------
      Total Partners' capital . . . . . .     $644,935     $763,754
                                              --------     --------
                                              $695,572     $812,659
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                                 1995         1994
                                               --------     --------
REVENUES:
   Oil and gas sales, including
     $92,218 and $98,521 of sales
     to related parties (Note 2)  . . . .     $107,732     $110,258
   Interest . . . . . . . . . . . . . . .        1,869          917
                                              --------     --------
                                              $109,601     $111,175
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 25,886     $ 28,119
   Depreciation, depletion, and amortization
    of oil and gas properties . . . . . .       27,922       24,179
   General and administrative (Note 2)  .       17,139       17,715
                                              --------     --------
                                              $ 70,947     $ 70,013
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 38,654     $ 41,162
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    387     $    412
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 38,267     $ 40,750
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      7     $      7
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,555        5,555
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $254,618 and $295,365 of sales
     to related parties (Note 2)  . . . .     $305,876     $329,428
   Interest . . . . . . . . . . . . . . .        5,749        3,420
                                              --------     --------
                                              $311,625     $332,848
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $127,085     $ 96,744
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .       103,797       94,265
   General and administrative (Note 2)  .       60,687       56,276
                                              --------     --------
                                              $291,569     $247,285
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 20,056     $ 85,563
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    201     $    856
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 19,855     $ 84,707
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      4     $     15
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,555        5,555
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                             ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 20,056     $ 85,563
   Adjustments to reconcile net income to
     net cash provided by operating
    activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . .      103,797       94,265
     Decrease in accrued oil and gas sales       6,751       42,861
     Increase in accounts payable . . . .        1,732       18,361
                                              --------     --------
      Net cash provided by operating
       activities . . . . . . . . . . . .     $132,336     $241,050
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 29,982)   ($ 14,009)
   Retirements of oil and gas properties         5,361          871
                                              --------     --------
      Net cash used by investing
       activities . . . . . . . . . . . .    ($ 24,621)   ($ 13,138)
                                              --------     --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($138,875)   ($194,425)
                                              --------     --------

      Net cash used by financing
        activities  . . . . . . . . . . .    ($138,875)   ($194,425)
                                              --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 31,160)     $ 33,487

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .      133,975      103,898
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD . . . . . . . . . . . . . . . .     $102,815     $137,385
                                              ========     ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 such expenses totaled $17,139 and $17,715, respectively, of which $15,654 and $15,654 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $60,687 and $56,276, respectively, of which $46,962 and $46,962 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $92,218 and $98,521, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $254,618 and $295,365, respectively. At September 30, 1995 accrued oil and gas sales included $54,971 due from Premier.

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

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has  an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an  amount in excess of $500,000 and further alleged conversion and claimed a right to  "interest"
     on the proceeds from production on the well pursuant to 52 O.S. Section
     540.  The  defendants filed  a counterclaim for  quiet title  and
     asserted various defenses.   A  trial was held  in the matter  on
     March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling
     proceedings.    Judgement was  entered on  June  15, 1994  in the
     amount of $500,000 plus interest.

     Included in these financial statements as of September 30, 1995 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from the above contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $107,732       $110,258
        Oil and gas production
         expenses                     $ 25,886       $ 28,119
        Barrels produced                   862            541
        Mcf produced                    69,171         67,977
        Average price/Bbl             $  18.00       $  16.96
        Average price/Mcf             $   1.33       $   1.49

     As shown in the table, oil and natural gas sales decreased 2.3% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was due primarily to the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold increased 321 barrels and 1,194 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The increase in the volumes of oil and natural gas sold resulted primarily from two of the Program's wells being shut-in during the three months ended September 30, 1994 to increase pressure on the wells and improve production capabilities. Average oil prices increased to $18.00 per barrel for the three months ended September 30, 1995 from an average of $16.96 per barrel for the three months ended September 30, 1994, while the average price of natural gas sold decreased to $1.33 per Mcf for the three months ended September 30, 1995 from an average of $1.49 per Mcf for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $2,233 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 24.0% for the three months ended September 30, 1995 compared to 25.5% for the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $3,743 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of the increases in the volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 25.9% for the three months ended September 30, 1995 from 21.9% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses decreased slightly by $576 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 16.0% for the three months ended September 30, 1995 compared to 16.1% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                     -------------------------------
                                         1995          1994
                                         ----          ----
        Oil and gas sales             $305,876       $329,428
        Oil and gas production
         expenses                     $127,085       $ 96,744
        Barrels produced                 2,069          2,302
        Mcf produced                   195,252        171,551
        Average price/Bbl             $  17.68       $  16.20
        Average price/Mcf             $   1.38       $   1.70

     As shown in the table, oil and natural gas sales decreased 7.1% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from the decrease in the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and an increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil sold decreased 233 barrels for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, while volumes of natural gas sold increased 23,701 Mcf for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in volumes of natural gas sold resulted primarily from the shutting in of one of the Program's wells during a portion of the nine months ended September 30, 1994 to increase pressure on the well and improve future production capabilities. The decrease in the volumes of oil sold resulted primarily from prior period volume adjustments from certain purchasers on two of the Program's wells during the nine months ended September 30, 1994. Average oil prices increased to $17.68 per barrel for the nine months ended September 30, 1995 from an average of $16.20 per barrel for the nine months ended September 30, 1994, while the average price of natural gas sold decreased to $1.38 per Mcf for the nine months ended September 30, 1995 from an average of $1.70 per Mcf for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $30,341 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily a result of re-drilling activities on one well and costs associated with plugging an abandoned well during the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 41.5% for the nine months ended September 30, 1995 from 29.4% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in oil and gas production expenses as a result of the re-drill and plugging charges discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $9,532 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase was primarily a result of the increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 33.9% for the nine months ended September 30, 1995 from 28.6% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $4,411 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 19.8% for the nine months ended September 30, 1995 from 17.1% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                         PARTNERSHIP
                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION
                              General Partner




Date:  November 13, 1995      By:        /s/Dennis R. Neill
                                   ----------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:  November 13, 1995      By:        /s/Patrick M. Hall
                                   ---------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer