Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1984-1
filed 1996-05-10
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1996                                0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



           Minnesota                             41-1465070
State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)                Number)



          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


                           (918) 583-1791
              --------------------------------------------------
             (Registrant's telephone number, including area code)






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
                              (Unaudited)


                                ASSETS
                                             March 31,  December 31,
                                               1996         1995
                                            ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .     $131,954     $233,440
   Accrued oil and gas sales, including
     $52,780 due from related parties
     in 1995 (Note 2) . . . . . . . . . .       75,131       77,337
                                              --------     --------
      Total current assets  . . . . . . .     $207,085     $310,777

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      424,327      451,379

DEFERRED CHARGE . . . . . . . . . . . . .      119,653      119,653
                                              --------     --------
                                              $751,065     $881,809
                                              ========     ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .     $ 27,182     $ 25,804
                                              --------     --------
      Total current liabilities . . . . .     $ 27,182     $ 25,804

ACCRUED LIABILITY . . . . . . . . . . . .       36,046       36,046

CONTINGENCIES (NOTE 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding
     55 units . . . . . . . . . . . . . .        6,878        8,200
   Limited Partners, issued and outstanding,
     5,500 units  . . . . . . . . . . . .      680,959      811,759
                                              --------     --------
      Total Partners' capital . . . . . .     $687,837     $819,959
                                              --------     --------
                                              $751,065     $881,809
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                 1996         1995
                                               --------     --------

REVENUES:
   Oil and gas sales, including
     $79,291 of sales to related
     parties in 1995 (Note 2) . . . . . .     $116,779     $104,388
   Interest . . . . . . . . . . . . . . .        2,444        1,880
                                              --------     --------
                                              $119,223     $106,268
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 35,624     $ 67,102
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       26,442       38,114
   General and administrative (Note 2)  .       22,629       22,802
                                              --------     --------
                                              $ 84,695     $128,018
                                              --------     --------

NET INCOME (LOSS) . . . . . . . . . . . .     $ 34,528    ($ 21,750)
                                              ========     ========
GENERAL PARTNER (1%) - net income (loss)      $    345    ($    218)
                                              ========     ========
LIMITED PARTNERS (99%) - net income
(loss)  . . . . . . . . . . . . . . . . .     $ 34,183    ($ 21,532)
                                              ========     ========
NET INCOME (LOSS) PER UNIT  . . . . . . .     $      6    ($      4)
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,555        5,555
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                             ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . .     $ 34,528    ($ 21,750)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
    activities:
     Depreciation, depletion, and amortization
       of oil and gas properties  . . . .       26,442       38,114
    Decrease in accrued oil and gas sales.       2,206        9,956
     Increase in accounts payable . . . .        1,378        3,665
                                              --------     --------
      Net cash provided by operating
      activities  . . . . . . . . . . . .     $ 64,554     $ 29,985
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     $    -      ($    269)
   Retirements of oil and gas properties           610          -
                                              --------     --------
      Net cash provided (used) by investing
        activities  . . . . . . . . . . .     $    610    ($    269)
                                              --------     --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($166,650)    $    -
                                              --------     --------

      Net cash used by financing
       activities . . . . . . . . . . . .    ($166,650)    $    -
                                              --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($101,486)     $ 29,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .      233,440      133,975
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $131,954     $163,691
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 such expenses totaled $22,629 and $22,802 respectively, of which $15,654 and $15,654 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales totaled $79,291. At December 31, 1995, accrued oil and gas sales included $52,780 due from Premier.

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

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the well pursuant to 52 O.S.
     Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgement was entered on June 15, 1994 in the amount of $500,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. Plaintiff has filed a petition for rehearing with the Oklahoma Court of Appeals.

     Included in these financial statements as of December 31, 1995 and March 31, 1996 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from the quiet title action. No accrual has been established for the take-or-pay lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $116,779       $104,338
        Oil and gas production
        expenses                      $ 35,624       $ 67,102
        Barrels produced                   502            611
        Mcf produced                    54,554         72,460
        Average price/Bbl             $  18.70       $  17.05
        Average price/Mcf             $   1.97       $   1.30

     As shown in the table, oil and natural gas sales increased 11.9% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in the average prices of oil and natural gas sold, partially offset by the decrease in the volumes of oil and natural sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased by 109 barrels and 17,906 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased primarily due to a natural deterioration in producing capabilities on several significant wells during the three months ending March 31, 1996. Average oil and natural gas prices increased to $18.70 per barrel and $1.97 per Mcf for the three months ended March 31, 1996 from $17.05 per barrel and $1.30 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,478 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) a decrease in oil and natural gas production during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and (ii) a decrease in litigation expenses directly related to one well during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 30.5% for the three months ended March 31, 1996 from 64.3% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $11,672 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily the result of a decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 22.6% for the three months ended March 31, 1996 from 36.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revision in the remaining natural gas reserves as discussed above and the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 19.4% for the three months ended March 31, 1996 from 21.8% for the three months ended March 31, 1995. This percentage decrease was primarily the result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit (Merle McCollum, as Personal Representative of the Estate of Jack McCollum, Deceased v. Apache Corporation, et al., District Court of Beckham County, Oklahoma). The wells in question in which the Program owns a working interest included the Kinney-Warren No. 3-10 and Fender No. 4-10. The Program had an approximate 6.8% working interest in these wells at the time the lawsuit was filed. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. Plaintiff has filed a petition for rehearing with the Oklahoma Court of Appeals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                          PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  May 9, 1996       By:        /s/Dennis R. Neill
                              ----------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:  May 9, 1996       By:        /s/Patrick M. Hall
                              ---------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.