Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1996-08-06
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
        June 30, 1996                     0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1465070
  (State or other jurisdiction      (I.R.S. Employer Identification
       of incorporation or                   Number)
       organization)




      Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 99,880      $233,440
  Accrued oil and gas sales, including
   $52,780 due from related parties
   in 1995 (Note 2)                        78,641        77,337
                                         --------      --------
     Total current assets                $178,521      $310,777

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    401,902       451,379

DEFERRED CHARGE                           119,653       119,653
                                         --------      --------
                                         $700,076      $881,809
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $ 36,917      $ 25,804
                                         --------      --------
     Total current liabilities           $ 36,917      $ 25,804

ACCRUED LIABILITY                          36,046        36,046

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 55 units                    6,271         8,200
  Limited Partners, issued and
   outstanding 5,500 units                620,842       811,759
                                         --------      --------
     Total Partners' capital             $627,113      $819,959
                                         --------      --------
                                         $700,076      $881,809
                                         ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $83,109 of sales to related
   parties in 1995 (Note 2)             $116,235       $93,756
  Interest                                 1,553         2,000
                                        --------       -------
                                        $117,788       $95,756

COST AND EXPENSES:
  Oil and gas production                $ 21,041       $34,097
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             26,559        37,761
  General and administrative (Note 2)     19,812        20,746
                                        --------       -------
                                        $ 67,412       $92,604
                                        --------       -------

NET INCOME                              $ 50,376       $ 3,152
                                        ========       =======
GENERAL PARTNER (1%) - net
  income                                $    504       $    32
                                        ========       =======
LIMITED PARTNERS (99%) - net
  income                                $ 49,872       $ 3,120
                                        ========       =======
NET INCOME PER UNIT                     $      9       $     1
                                        ========       =======
UNITS OUTSTANDING                          5,555         5,555
                                        ========       =======

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $162,400 of sales to related
   parties in 1995 (Note 2)             $233,014      $198,144
  Interest                                 3,997         3,880
                                        --------      --------
                                        $237,011      $202,024

COST AND EXPENSES:
  Oil and gas production                $ 56,665      $101,199
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             53,001        75,875
  General and administrative (Note 2)     42,441        43,548
                                        --------      --------
                                        $152,107      $220,622
                                        --------      --------

NET INCOME (LOSS)                       $ 84,904     ($ 18,598)
                                        ========      ========
GENERAL PARTNER (1%) - net
  income (loss)                         $    849     ($    186)
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income (loss)                         $ 84,055     ($ 18,412)
                                        ========      ========
NET INCOME (LOSS) PER UNIT              $     15     ($      3)
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996        1995
                                         --------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $ 84,904    ($ 18,598)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            53,001       75,875
   (Increase) decrease in accrued oil
     and gas sales                      (   1,304)       7,800
   Increase in accounts payable            11,113        3,602
                                         --------     --------
   Net cash provided by operating
     activities                          $147,714     $ 68,679
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  3,524)   ($ 30,683)
  Retirements of oil and gas
    properties                                -          3,246
                                         --------     --------
   Net cash used by investing
     activities                         ($  3,524)   ($ 27,437)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($277,750)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($277,750)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($133,560)    $ 41,242

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     233,440      133,975
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 99,880     $175,217
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $19,812 and $20,746 respectively, of which $15,654 and $15,654 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $42,441 and $43,548 respectively, of which $31,308 and $31,308 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $83,109. During the six months ended June 30, 1995 these sales totaled $162,400. At December 31, 1995, accrued oil and gas sales included $52,780 due from Premier.


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

     March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgement was entered on June 15, 1994 in the amount of $500,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. Plaintiff has filed a petition for rehearing with the Oklahoma Court of Appeals which was denied on May 14, 1996. The plaintiffs then filed on July 19, 1996 a writ for certiorari with the Oklahoma Supreme Court seeking a further appeal of the matter.

     Included in these financial statements as of December 31, 1995 and June 30, 1996 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from the quiet title action. No accrual has been established for the take-or-pay lawsuit.

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $116,235         $93,756
      Oil and gas production expenses   $ 21,041         $34,097
      Barrels produced                       450             596
      Mcf produced                        48,460          53,621
      Average price/Bbl                 $  19.07         $ 17.86
      Average price/Mcf                 $   2.22         $  1.55

     As shown in the table, oil and natural gas sales increased $22,479 (24.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $35,926 was related to the increase in the average price of natural gas sold, partially offset by a $14,241 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural sold decreased 146 barrels and 5,161 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil and natural gas sold was primarily due to normal declines in production from diminished reserves on two wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.07 per barrel and $2.22 per Mcf, respectively, for the three months ended June 30, 1996 from $17.86 per barrel and $1.55 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,056 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from (i) decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and (ii) workover expenses incurred on one well during the three months ended June 30, 1995 which resulted in its abandonment during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.1% for the three months ended June 30, 1996 from 36.4% for the three months ended June 30, 1995. This percentage decrease was primarily due to the decrease in workover expenses mentioned above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $11,202 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily the result of decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 22.8% for the three months ended June 30, 1996 from 40.3% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revision in the remaining natural gas reserves as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $934 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the three months ended June 30, 1996 from 22.1% for the three months ended June 30, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $233,014        $198,144
      Oil and gas production expenses   $ 56,665        $101,199
      Barrels produced                       952           1,207
      Mcf produced                       103,014         126,081
      Average price/Bbl                 $  18.87        $  17.45
      Average price/Mcf                 $   2.09        $   1.40

     As shown in the table, oil and natural gas sales increased $34,870 (17.6%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $86,996 was related to the increase in the average price of natural gas sold, partially offset by a $53,022 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased 255 barrels and 23,067 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil and natural gas sold was primarily due to normal declines in production from diminished reserves on two wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.87 per barrel and $2.09 per Mcf, respectively, for the six months ended June 30, 1996 from $17.45 per barrel and $1.40 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,534 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from (i) decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, (ii) workover expenses incurred on one well during the six months ended June 30, 1995 which resulted in its abandonment during the six months ended June 30, 1995, and (iii) a decrease in compression expenses on one well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.3% for the six months ended June 30, 1996 from 51.1% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in workover and compression expenses mentioned above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $22,874 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily the result of decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 22.7% for the six months ended June 30, 1996 from 38.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revision in the remaining natural gas reserves as discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $1,107 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.2% for the six months ended June 30, 1996 from 22.0% for the six months ended June 30, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:         /s/Dennis R. Neill
                            -----------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  August 6, 1996    By:         /s/Drew S. Phillips
                            -----------------------------------
                                    (Signature)
                                    Drew S. Phillips
                                    Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.