Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1996-10-31
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
      September 30, 1996                  0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1465070
  (State or other jurisdiction      (I.R.S. Employer Identification
       of incorporation or                   Number)
       organization)




      Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
      ------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)


                            (918) 583-1791
          ----------------------------------------------------
          (Registrant's telephone number, including area code)



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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $220,836      $233,440
  Accrued oil and gas sales, including
   $52,780 due from related parties
   in 1995 (Note 2)                         78,751        77,337
                                          --------      --------
     Total current assets                 $299,587      $310,777

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     367,635       451,379

DEFERRED CHARGE                            119,653       119,653
                                          --------      --------
                                          $786,875      $881,809
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 29,224      $ 25,804
                                          --------      --------
     Total current liabilities            $ 29,224      $ 25,804

ACCRUED LIABILITY                           36,046        36,046

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 55 units                     7,216         8,200
  Limited Partners, issued and
   outstanding, 5,500 units                714,389       811,759
                                          --------      --------
     Total Partners' capital              $721,605      $819,959
                                          --------      --------
                                          $786,875      $881,809
                                          ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $92,218 of sales to related
   parties in 1995 (Note 2)             $152,597      $107,732
  Interest                                 1,346         1,869
                                        --------      --------
                                        $153,943      $109,601

COST AND EXPENSES:
  Oil and gas production                $  7,548      $ 25,886
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             34,380        27,922
  General and administrative (Note 2)     17,523        17,139
                                        --------      --------
                                        $ 59,451      $ 70,947
                                        --------      --------

NET INCOME                              $ 94,492      $ 38,654
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    945      $    387
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 93,547      $ 38,267
                                        ========      ========
NET INCOME PER UNIT                     $  17.01      $   6.96
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $254,618 of sales to related
   parties in 1995 (Note 2)             $385,611      $305,876
  Interest                                 5,343         5,749
                                        --------      --------
                                        $390,954      $311,625

COST AND EXPENSES:
  Oil and gas production                $ 64,213      $127,085
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             87,381       103,797
  General and administrative (Note 2)     59,964        60,687
                                        --------      --------
                                        $211,558      $291,569
                                        --------      --------

NET INCOME                              $179,396      $ 20,056
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,794      $    201
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $177,602      $ 19,855
                                        ========      ========
NET INCOME PER UNIT                     $  32.29      $   3.61
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $179,396     $ 20,056
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            87,381      103,797
   (Increase) decrease in accrued oil
     and gas sales                      (   1,414)       6,751
   Increase in accounts payable             3,420        1,732
                                         --------     --------
   Net cash provided by operating
     activities                          $268,783     $132,336
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  4,266)   ($ 29,982)
  Retirements of oil and gas
    properties                                629        5,361
                                         --------     --------
   Net cash used by investing
     activities                         ($  3,637)   ($ 24,621)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($277,750)   ($138,875)
                                         --------     --------
   Net cash used by financing
     activities                         ($277,750)   ($138,875)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 12,604)   ($ 31,160)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     233,440      133,975
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $220,836     $102,815
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $17,523 and $17,139 respectively, of which $15,654 and $15,654 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $59,964 and $60,687 respectively, of which $46,962 and $46,962 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $92,218. During the nine months ended September 30, 1995 these sales totaled $254,618. At December 31, 1995, accrued gas sales included $52,780 due from Premier.


3.   CONTINGENCIES
     -------------

     On October 15, 1993 and October 26, 1993, certain royalty owners filed two class action lawsuits against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with specified gas purchasers. The lawsuits allege claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seek an accounting and declaration that the plaintiffs are third party beneficiaries. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in both matters in which it denied all of the plaintiffs' allegations. The district court certified the matters as class actions on January 21, 1994 and January 18, 1994, respectively, and discovery is proceeding in both matters. On November 29, 1994, the plaintiffs filed a motion for summary judgment in both matters. Dyco intends to vigorously defend the lawsuits. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, Management cannot determine the amount of the alleged damages which would be allocable to the Program from these lawsuits.

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

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $152,597        $107,732
      Oil and gas production expenses   $  7,548        $ 25,886
      Barrels produced                       350             862
      Mcf produced                        67,177          69,171
      Average price/Bbl                 $  23.29        $  18.00
      Average price/Mcf                 $   2.15        $   1.33

     As shown in the table above, oil and gas sales increased $44,865 (41.6%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $61,280 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $16,211 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 512 barrels and 1,994 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $23.29 per barrel and $2.15 per Mcf, respectively, for the three months ended September 30, 1996 from $18.00 per barrel and $1.33 per Mcf, respectively, for the three months ended September

     30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,338 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from the reversal of a $20,000 accrual during the three months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses decreased to 4.9% for the three months ended September 30, 1996 from 24.0% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the accrual reversal discussed above during the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $6,458 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily the result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 22.5% for the three months ended
     September 30, 1996 from 25.9% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $384 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.5% for the three months ended September 30, 1996 from 15.9% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $385,611        $305,876
      Oil and gas production expenses   $ 64,213        $127,085
      Barrels produced                     1,302           2,069
      Mcf produced                       170,191         195,252
      Average price/Bbl                 $  20.06        $  17.68
      Average price/Mcf                 $   2.11        $   1.38

     As shown in the table above, oil and gas sales increased $79,735 (26.1%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $142,534 was related to the increase in the average price of natural gas sold, partially offset by a $68,265 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 767 barrels and 25,061 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in volumes of oil and natural gas sold resulted primarily from the normal declines in production due to diminished reserves on two wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $20.06 per barrel and $2.11 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.68 per barrel and $1.38 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,872 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) workover expenses incurred on one well during the nine months ended September 30, 1995 which resulted in its abandonment during the nine months ended September 30, 1995, and (iii) the reversal of a $20,000 accrual during the nine months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the nine months ended September 30, 1996 from 41.5% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the decrease in production expenses and the accrual reversal discussed above and increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $16,416 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 22.7% for the nine months ended September 30, 1996 from 33.9% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 15.6% for the nine months ended September 30, 1996 from 19.8% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco Petroleum Corporation ("Dyco") in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Marshall Young No. 2-4 well (Tom Mikles, et al. v. Dyco Petroleum Corporation, Case No. C-93-190, District Court of Beckham County, Oklahoma). The Program had an approximate 3.7% working interest in the Marshall Young No. 2-4 well at the time the lawsuit was filed. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Kinney Warren No. 3-10 well and
     Fender No. 4-10 well (Gene Mikles, et al. v. Dyco Petroleum Corporation, et al., District Court of Beckham County, Oklahoma). The Program had an approximate 6.8% working interest in each of these wells at the time the lawsuit was filed. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit (Merle McCollum, as Personal Representative of the Estate of Jack McCollum, Deceased v. Apache Corporation, et al., District Court of Beckham County, Oklahoma). The wells in question in which the Program owns a working interest include the Kinney-Warren No. 3-10 and Fender No. 4-10. The Program had an approximate 6.8% working interest in these wells at the time the lawsuit was filed. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the well pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgement was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. On September 23, 1996 the plaintiffs entered into a settlement agreement releasing the defendants from all remaining claims under this lawsuit.

ITEM 5. OTHER INFORMATION

     On October  1, 1996, Drew  Phillips resigned  as Chief  Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 31, 1996       By:        /s/Dennis R. Neill
                                 -------------------------------
(Signature)
                                        Dennis R. Neill
                                        President



Date:  October 31, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.