Form 10-K405
period 1996-12-31
DYCO OIL & GAS PROGRAM 1984-1
filed 1997-02-20
CIK 725261

                             FORM 10-K405

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-
K405.  Yes   X   No        (Disclosure is contained herein)
           -----    -----
     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             FORM 10-K405

                    DYCO OIL AND GAS PROGRAM 1984-1
                   (a Minnesota limited partnership)


                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   10
     ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF   LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   11

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   12
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   13
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   14
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   21
     ITEM 9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   33

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   33
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   34
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   38
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   38

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   40
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   42

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

     The limited partnership agreement for the Program (the "Program Agreement") provides that limited partners are allocated 99% of all Program costs and revenues and Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is the Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 32 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Program's principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Program Agreement permits the Program to incur borrowings, the Program's operations and expenses are currently funded out of the Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to the Program for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Program's sole business is the development and production of oil and gas with a concentration on gas. The Program does not hold any patents, trademarks, licenses, or concessions and is not a party to any government contracts. The Program has no backlog of orders and does not participate in research and development activities. The Program is not presently encountering shortages of oil-field tubular goods, compressors, production material, or other equipment.


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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Program at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Program. Although virtually all of the Program's gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Program's operations and projections of future oil and gas production and revenues.

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


     Significant Customers

     Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 76.5% of the Program's oil and gas revenues during the year ended December 31, 1996. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Program to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Program's gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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

ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1996.

                          Well Statistics(1)

                        As of December 31, 1996

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
----------
(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.


     Drilling Activities

     The Program participated in no drilling activities for the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                        Year Ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
Production:
  Oil (Bbls)(1)                         1,688     2,240     2,875
  Gas (Mcf)(2)                        227,009   314,451   291,018

Oil and gas sales:
  Oil                                $ 34,966  $ 39,141  $ 46,596
  Gas                                 531,606   462,112   470,383
                                      -------   -------   -------
    Total                            $566,572  $501,253  $516,979
                                      =======   =======   =======

Total direct operating expenses      $118,019  $122,339  $136,044
                                      =======   =======   =======

Direct operating expenses as a
  percentage of oil and gas
  sales                                 20.8%     24.4%     26.3%

Average sales price:
  Per barrel of oil                    $20.71    $17.47    $16.21
  Per Mcf of gas                         2.34      1.47      1.62

Direct operating expenses per
  equivalent Mcf of gas(3)             $  .50    $  .37    $  .44

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

     Proved Reserves and Net Present Value

     The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Program's net present value of proved reserves for the year ended December 31, 1995, and substantially higher than the average prices received by the Program in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                           Net Present Value
                         From Proved Reserves

                        As of December 31, 1996

         Estimated proved reserves:
            gas (Mcf)                          1,044,277
           Oil and liquids (Bbls)                 11,213

         Net present value
           (discounted at 10% per annum)      $2,432,873


     No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


     Significant Properties

     As of December 31, 1996, the Program's properties consisted of 21 gross (1.64 net) productive wells. The Program also owned a non-working interest in an additional 2 wells. Affiliates of the Program operate 9 (39%) of the Program's total wells. As of December 31, 1996, the Program had estimated total proved reserves of 1,044,277 Mcf of gas and 11,213 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $2,432,873. All of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

ITEM 3.   LEGAL PROCEEDINGS

     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with a gas purchaser which involved the Marshall Young No. 2-4 well (Tom Mikles, et al. v. Dyco Petroleum Corporation, Case No. C-93-190, District Court of Beckham County, Oklahoma). The Program had an approximate 3.7% working interest in the Marshall Young No. 2-4 well at the time the lawsuit was filed. The lawsuit also alleged claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. Oral arguments were heard on plaintiffs' motion for summary judgment in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996, the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. On February 11, 1997 the Oklahoma Supreme Court denied the plaintiffs' request for a rehearing in this separate lawsuit; therefore, its holding that Oklahoma royalty owners do not have the right to share in the proceeds of take-or-pay settlements should be dispositive of the Tom Mikles matter.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with a gas purchaser which involved the Kinney Warren No. 3-10 well and Fender No. 4-10 well (Gene Mikles, et al. v. Dyco Petroleum Corporation, et al., District Court of Beckham County, Oklahoma). The Program had an approximate 6.8% working interest in each of these wells at the time the lawsuit was filed. The lawsuit also alleged claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. Oral arguments were heard on plaintiffs' motion for summary judgment in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996, the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. On February 11, 1997 the Oklahoma Supreme Court denied the plaintiffs' request for a rehearing in this separate lawsuit; therefore, its holding that Oklahoma royalty owners do not have the right to share in the proceeds of take-or-pay settlements should be dispositive of the Gene Mikles matter.

     To the knowledge of the management of Dyco and the Program, neither Dyco, the Program, nor the Program's properties are subject to any litigation, the results of which would have a material effect on the Program's or Dyco's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners during 1996.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Program does not have an established trading market for its units of limited partnership interest ("Units"). Pursuant to the terms of the Program Agreement, Dyco, as General Partner, is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Program's reserves and is calculated pursuant to the terms of the Program Agreement. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Program's cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to the Program.

                              Repurchase      Cash
                                 Price    Distributions
                              ----------  -------------

        1995:
          First Quarter          $158          $ -
          Second Quarter          159            -
          Third Quarter           134           25
          Fourth Quarter          134            -

        1996:
          First Quarter          $104          $30
          Second Quarter           84           20
          Third Quarter           165            -
          Fourth Quarter          130           35

        1997:
          First Quarter          $130          (1)

----------

(1)  To be declared in March 1997.


     The Program has 5,555 Units outstanding and approximately 2,210 limited partners of record.

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


                                                         December 31,
                                    --------------------------------------------------
                                      1996      1995      1994      1993        1992
                                    --------  --------  --------  --------  ----------
Summary of Operations:
  Oil and gas sales                 $566,572  $501,253  $516,979  $699,820  $  710,705
  Total revenues                     574,635   508,551   522,106   704,650     716,257

  Lease operating expenses            78,014    86,764    97,316    73,570      53,736
  Production taxes                    40,005    35,575    38,728    51,277      42,423
  General and administrative
    expenses                          76,691    77,733    72,657    75,611      73,993
  Depreciation, depletion, and
    amortization of oil and gas
    properties                        58,945   113,399   186,298   189,709     204,437

  Net income                         320,980   195,080   127,107   314,483     341,668
    per Unit                              58        35        23        57          62
  Cash distributions                 472,175   138,875   333,300   583,275     305,525
    per Unit                              85        25        60       105          55

Summary Balance Sheet Data:
  Total assets                       710,366   881,809   812,659   976,637   1,251,403
  Partners' capital                  668,764   819,959   763,754   969,947   1,238,739


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Program's gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $65,319 (13.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $7,000 and $274,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $11,000 and $205,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 552 barrels and 87,442 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on two wells. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period adjustment made by the purchaser on one well during the year ended December 31, 1995 and (ii) a normal decline in production due to diminished gas reserves on another well. Average oil and gas prices increased to $20.71 per barrel and $2.34 per Mcf, respectively, for the year ended December 31, 1996 from $17.47 per barrel and $1.47 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,320 (3.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the reversal of a $20,000 accrual during the year ended December 31, 1996 due to the conclusion of a certain legal contingency in favor of the Program, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 20.8% for the year ended December 31, 1996 from 24.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $54,454 (48.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 10.4% for the year ended December 31, 1996 from 22.6% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the year ended December 31, 1996 from 15.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995 discussed above.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $15,726 (3.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $11,000 was related to a decrease in volumes of oil sold and approximately $44,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $34,000 related to an increase in volumes of gas sold and approximately $4,000 related to an increase in the average price of oil sold. Volumes of oil sold decreased 635 barrels and volumes of gas sold increased 23,433 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on one significant well during the year ended December 31, 1994, (ii) the normal decline in oil production due to the deterioration of the producing capabilities of the Program's wells, and (iii) the sale of one significant well during the latter part of 1994. Average oil prices increased to $17.47 per barrel for the year ended December 31, 1995 from $16.21 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.47 per Mcf for the year ended December 31, 1995 from an average of $1.62 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,705 (10.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to lower oil production during the year ended December 31, 1995 and a litigation accrual recognized during the year ended December 31, 1994, partially offset by workovers on two wells during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.4% for the year ended December 31, 1995 from 26.3% for the year ended December 31, 1994 due to the dollar decrease in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $72,899 (39.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of a significant increase in the estimate of remaining gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 22.6% for the year ended December 31, 1995 from 36.0% for the year ended December 31, 1994. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization expense discussed above.

     General and administrative expenses increased $5,076 (7.0%) for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. This dollar increase resulted primarily from an increase in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the similar period in 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 15.5% for the year ended December 31, 1995 as compared to 14.1% for the year ended December 31, 1994.

     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the Program's proved reserve quantities at December 31, 1996 would have a life of approximately 4.6 years for gas reserves and 6.6 years for oil reserves. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1996, it is possible that a significant decrease in oil and gas prices from
December 31, 1996 levels will reduce such reserves and their corresponding life-span.

     The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Program has no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Program and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Program will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of the Program, will range from 1% to 10%.

     The decision to accept any offer for the purchase of a Program property will be made by Dyco after giving due consideration to the offer price and Dyco's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Program and will be included in the calculation of the Program's cash distributions for the quarter immediately following the Program's receipt of the proceeds.

     Following completion of any sale, the Program's quantity of proved reserves will be reduced. It is also possible that the Program's repurchase values and future cash distributions could decline as a result of a reduction of the Program's reserve base. On the other hand, Dyco believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Program's future cash distributions. The Program's ability to make cash distributions depends primarily upon the level of available cash flow generated by the Program's operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Program, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Program is not replacing production through acquisitions of producing properties and drilling. If the Program sells any of its properties as discussed above, the Program's quantity of proved reserves will be reduced; therefore, it is possible that the Program's future cash distributions could decline as a result of a reduction of the Program's reserve base.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP

     We have audited the financial statements of the Dyco Oil and Gas Program 1984-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1984-1 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1984-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                                 1996      1995
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $110,217  $233,440
  Accrued oil and gas sales, including
    $52,780 due from related
    parties at 1995 (Note 2)                    136,951    77,337
                                                -------   -------
    Total current assets                       $247,168  $310,777

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                          392,256   451,379

DEFERRED CHARGE                                  70,942   119,653
                                                -------   -------
                                               $710,366  $881,809
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $  6,130  $ 25,804
                                                -------   -------
    Total current liabilities                  $  6,130  $ 25,804

ACCRUED LIABILITY                                35,472    36,046

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 55 Units                         6,688     8,200
  Limited Partners, issued and
    outstanding, 5,500 Units                    662,076   811,759
                                                -------   -------
    Total Partners' capital                    $668,764  $819,959
                                                -------   -------

                                               $710,366  $881,809
                                                =======   =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1984-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                       1996      1995      1994
                                     --------  --------  --------

REVENUES:
  Oil and gas sales, including
    $411,397 and $431,620 of
    sales to related parties
    in 1995 and 1994 (Note 2)        $566,572  $501,253  $516,979
  Interest                              8,063     7,298     5,127
                                      -------   -------   -------

                                     $574,635  $508,551  $522,106

COSTS AND EXPENSES:
  Lease operating                    $ 78,014  $ 86,764  $ 97,316
  Production taxes                     40,005    35,575    38,728
  Depreciation, depletion, and
    amortization of oil and gas
    properties                         58,945   113,399   186,298
  General and administrative           76,691    77,733    72,657
                                      -------   -------   -------

                                     $253,655  $313,471  $394,999
                                      -------   -------   -------

NET INCOME                           $320,980  $195,080  $127,107
                                      =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME    $  3,210  $  1,951  $  1,271
                                      =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME  $317,770  $193,129  $125,836
                                      =======   =======   =======

NET INCOME per Unit                  $     58  $     35  $     23
                                      =======   =======   =======

UNITS OUTSTANDING                       5,555     5,555     5,555
                                      =======   =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1984-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                             General      Limited
                             Partner     Partners      Total
                            ---------  ------------  ----------

Balances at Dec. 31, 1993    $ 9,699    $960,248      $969,947
  Cash distributions        (  3,333)  ( 329,967)    ( 333,300)
  Net income                   1,271     125,836       127,107
                              ------     -------       -------

Balances at Dec. 31, 1994    $ 7,637    $756,117      $763,754
  Cash distributions        (  1,388)  ( 137,487)    ( 138,875)
  Net income                   1,951     193,129       195,080
                              ------     -------       -------

Balances at Dec. 31, 1995    $ 8,200    $811,759      $819,959
  Cash distributions        (  4,722)  ( 467,453)    ( 472,175)
  Net income                   3,210     317,770       320,980
                              ------     -------       -------
Balances at Dec. 31, 1996    $ 6,688    $662,076      $668,764
                              ======     =======       =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1984-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                        1996       1995        1994
                                     ---------- ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $320,980   $195,080    $127,107
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation, depletion, and amorti-
    zation of oil and gas properties    58,945    113,399     186,298
  (Increase) decrease in accrued oil
    and gas sales                    (  59,614) (   4,548)     36,556
  (Increase) decrease in
    deferred charge                     48,711  (  52,122)  (   7,453)
  Increase (decrease) in
    accounts payable                 (  19,674)     1,121      17,993
  Increase (decrease) in gas
    imbalance payable                     -     (   3,751)      3,751
  Increase (decrease) in accrued
    liability                        (     574)    15,575      20,471
                                      --------    -------     -------
  Net cash provided by operating
    activities                        $348,774   $264,754    $384,723
                                       -------    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil
    and gas properties                $  4,526   $  6,062    $    871
  Additions to oil and gas
   properties                        (   4,348) ( 32,476)   (  22,217)
                                       -------    -------     -------
  Net cash provided (used) by investing
    activities                        $    178  ($ 26,414)  ($ 21,346)
                                       -------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions                 ($472,175) ($138,875)  ($333,300)
                                       -------    -------     -------
  Net cash used by financing
    activities                       ($472,175) ($138,875)  ($333,300)
                                       -------    -------     -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   ($123,223)  $ 99,465    $ 30,077

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  233,440    133,975     103,898
                                       -------    -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                       $110,217   $233,440    $133,975
                                       =======    =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization Nature of Operations

     The Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 31, 1984. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,884.26 (33.9%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994 were $0.25, $0.35, and $0.60, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission
     ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 233,210 Mcf, resulting in prepaid lease operating expenses of $70,942. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 325,585 Mcf, resulting in prepaid operating expenses of $119,653.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 116,609 Mcf, resulting in accrued lease operating expenses of $35,472. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 98,083 Mcf, resulting in accrued lease operating expenses of $36,046.


     Oil and Gas Sales

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996 and 1995, no such liability was recorded.

     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. The litigation, for which a contingent liability was accrued in a prior period in the amount of $20,000, resulted in no liability to the Program and the accrual was reversed during the year ended December 31, 1996. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized. During the year ended December 31, 1996, the Program received a credit for lease operating expenses in the amount of $24,432 which should have been recognized during the second quarter of 1996 and reflected in the Program's Quarterly Report on Form 10-Q for the three months ended June 30, 1996.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $76,691, $77,733, and
     $72,657, respectively, of which $62,616 was paid each year to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994, these sales totaled $411,397 and $431,620, respectively. At December 31, 1995, accrued oil and gas sales included $52,780 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas revenues (excluding the gas imbalance adjustment) of the Program for the years ended December 31, 1996, 1995, and 1994:


          Purchaser            1996     1995     1994
          ---------            -----    -----    -----

          El Paso              76.5%    82.1%    83.5%


     In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                        December 31,
                                ----------------------------
                                    1996           1995
                                -------------  -------------

     Proved properties           $30,207,520    $30,207,698

     Unproved properties, not
       subject to depre-
       ciation, depletion, and
       amortization                     -              -
                                  ----------     ----------

                                 $30,207,520    $30,207,698

     Less accumulated depre-
       ciation, depletion,
       amortization, and
       valuation allowance      ( 29,815,264)  ( 29,756,319)
                                  ----------     ----------

     Net oil and gas
       properties                $   392,256    $   451,379
                                  ==========     ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:


                                         December 31,
                                   -------------------------
                                    1996     1995     1994
                                   -------  -------  -------

     Acquisition of properties     $  -     $  -     $  -
     Exploration costs                -        -        -
     Development costs              4,348    32,476   22,217
                                    -----    ------   ------

     Total costs incurred          $4,348   $32,476  $22,217
                                    =====    ======   ======

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved
     reserves were estimated  by petroleum engineers employed  affiliates of Dyco.   All of the
     Program's reserves are located in the United States.

                                   1996                     1995                 1994
                            -------------------     -----------------     --------------------
                             Oil        Gas          Oil       Gas         Oil          Gas
                            (Bbls)     (Mcf)        (Bbls)    (Mcf)       (Bbls)       (Mcf)
                            -------  ----------     ------   --------     ------    ----------
Proved reserves,
  beginning of year           5,686     960,735      5,537    929,541      6,461     1,126,222

Revisions of previous
  estimates                   7,215     310,551      2,389    345,645      1,951        94,337

Sales of reserves              -           -          -          -          -             -

Extensions and
  discoveries                  -           -          -          -          -             -

Production                  ( 1,688) (  227,009)    (2,240)  (314,451)    (2,875)   (  291,018)
                             ------   ---------      -----    -------      -----     ---------

Proved reserves,
  end of year                11,213   1,044,277      5,686    960,735      5,537       929,541
                             ======   =========      =====    =======      =====     =========

Proved developed
reserves:
  Beginning of year           5,686     960,735      5,537    929,541      6,461     1,126,222
                             ------   ---------      -----    -------      -----     ---------
  End of year                11,213   1,044,277      5,686    960,735      5,537       929,541
                             ======   =========      =====    =======      =====     =========


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

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     Dennis R. Neill    44  President and Director

     Patrick M. Hall    38  Chief Financial Officer

     Judy K. Fox        45  Secretary

     The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Geodyne Resources, Inc. and its subsidiaries, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Patrick M. Hall joined the Samson Companies in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Geodyne Resources, Inc. and its subsidiaries, Samson Hydrocarbons Company, and Samson Properties Incorporated.


ITEM 11.  EXECUTIVE COMPENSATION


     The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1996:

         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1996

Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   -------------------------
                                         1996     1995     1994
                                        -------  -------  -------
Compensation:
  Operations                            $   (2)  $   (2)  $   (2)
  Gas Marketing                         $   (3)  $   (3)  $   (3)

Reimbursements:
  General and Administrative,
    Geological, and Engineering
    Expenses and Direct
    Expenses(4)                         $62,616  $62,616  $62,616

----------
(1) The authority for all of such compensation and reimbursement is the Program Agreement. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Program serve as operator of a significant portion of the Program's wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compen-sation paid by the Program to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1994 and 1995 El Paso, an affiliate of the Program until December 6, 1995, purchased a portion of the Program's gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the year ended December 31, 1995 and 1994, the Program sold $411,397 and $431,620, respectively, of gas to El Paso. After December 6, 1995 the Program's gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.

(4) The Program reimburses Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Program. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Program for their services to the Program. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Program's business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Program of these costs is made by Dyco as General Partner.

     As  noted  in  the  Compensation/Reimbursement  Table  above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors and, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1996:

                                      Salary Reimbursement

                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $34,126     -       -         -            -          -         -
                  1995   $34,188     -       -         -            -          -         -
                  1996   $36,630     -       -         -            -          -         -
----------

(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.


     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Program has an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Program for a portion of such costs based upon the Program's interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Program's Units as of January 31, 1997 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                            Number of Units
                                             Beneficially
                                            Owned (Percent
            Beneficial Owner                of Outstanding)
     -------------------------------       -----------------

     Samson Resources Company              1,887.26  (34.0%)

     All directors, officers, and
       affiliates of Dyco as a group
       and Dyco (5 persons)                1,887.26  (34.0%)

     To the best knowledge of the Program and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Dyco engage in oil and gas activities independently of the Program which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Program and such affiliates also create potential conflicts of interest. An affiliate owns a significant amount of the Program's Units and therefore has an identity of interest with other limited partners with respect to the operations of the Program.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Program is exercised solely by Dyco. The Program Agreement grants Dyco broad discretionary authority with respect to the Program's participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Program involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Program and other competing interests.

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

     Affiliates of the Program are solely responsible for the negotia-tion, administration, and enforcement of oil and gas sales agreements covering the Program's leasehold interests. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Program's negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1) Financial Statements: The following financial statements for the Program as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994 are filed as part of this report:

                    Report of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Capital
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

                    None.

          (3)  Exhibits:

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

             *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.
               All other Exhibits are omitted as inapplicable.


               ------------------
               *  Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1996.

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1984-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

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

4.4 Certificate of Limited Partnership, as amended, for Dyco Oil and Gas Program 1984-1 Limited Partnership filed as Exhibit
          4.4 to Annual Report on Form 10-K for the year ended Decem-ber 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.



------------------
*  Filed herewith.