Form 10-Q
period 1997-03-31
DYCO OIL & GAS PROGRAM 1984-1
filed 1997-05-05
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
        March 31, 1997                    0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



           Minnesota                          41-1465070
  (State or other jurisdiction      (I.R.S. Employer Identification
       of incorporation or                   Number)
       organization)




      Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $145,071      $110,217
  Accrued oil and gas sales                 66,850       136,951
                                          --------      --------
     Total current assets                 $211,921      $247,168

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     363,727       392,256

DEFERRED CHARGE                             70,942        70,942
                                          --------      --------
                                          $646,590      $710,366
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,443      $  6,130
                                          --------      --------
     Total current liabilities            $  5,443      $  6,130

ACCRUED LIABILITY                           35,472        35,472

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 55 units                     6,057         6,688
  Limited Partners, issued and
   outstanding, 5,500 units                599,618       662,076
                                          --------      --------
     Total Partners' capital              $605,675      $668,764
                                          --------      --------
                                          $646,590      $710,366
                                          ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $125,817      $116,779
  Interest                                 1,273         2,444
                                        --------      --------
                                        $127,090      $119,223

COST AND EXPENSES:
  Oil and gas production                $ 25,658      $ 35,624
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             27,179        26,442
  General and administrative (Note 2)     26,242        22,629
                                        --------      --------
                                        $ 79,079      $ 84,695
                                        --------      --------

NET INCOME                              $ 48,011      $ 34,528
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    480      $    345
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 47,531      $ 34,183
                                        ========      ========
NET INCOME PER UNIT                     $   8.64      $   6.22
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 48,011     $ 34,528
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            27,179       26,442
   Decrease in accrued oil and gas
     gas sales                             70,101        2,206
   Increase (decrease) in accounts
     payable                            (     687)       1,378
                                         --------     --------
   Net cash provided by operating
     activities                          $144,604     $ 64,554
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                       $  1,350     $    610
                                         --------     --------
   Net cash provided by investing
     activities                          $  1,350     $    610
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($111,100)   ($166,650)
                                         --------     --------
   Net cash used by financing
     activities                         ($111,100)   ($166,650)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $ 34,854    ($101,486)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     110,217      233,440
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $145,071     $131,954
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1997 and 1996 such expenses totaled $26,242 and $22,629 respectively, of which $15,654 was paid each quarter to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

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


RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      -----------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $125,817        $116,779
      Oil and gas production expenses   $ 25,658        $ 35,624
      Barrels produced                       393             502
      Mcf produced                        39,915          54,554
      Average price/Bbl                 $  22.18        $  18.70
      Average price/Mcf                 $   2.93        $   1.97

     As shown in the table above, total oil and gas sales increased $9,038 (7.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $1,000 and $38,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $2,000 and $29,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 109 barrels and 14,639 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil and gas sold resulted primarily from normal declines in production on several wells due to such wells' diminished reserves. Average oil and gas prices increased to $22.18 per barrel and $2.93 per Mcf, respectively, for the three months ended March 31, 1997 from $18.70 per barrel and $1.97 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,966 (28.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 20.4% for the three months ended March 31, 1997 from 30.5% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $737 (2.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997, partially offset by decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 21.6% for the three months ended March 31, 1997 as compared to 22.6% for the three months ended March 31, 1996.

     General and administrative expenses increased $3,613 (16.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 20.9% for the three months ended March 31, 1997 as compared to 19.4% for the three months ended March 31, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K for the first quarter of 1997.

          Date of event:                January 24, 1997
          Date filed with SEC:          January 24, 1997
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 5, 1997           By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 5, 1997           By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.