Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1997-08-05
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
        June 30, 1997                     0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



           Minnesota                          41-1465070
  (State or other jurisdiction      (I.R.S. Employer Identification
       of incorporation or                   Number)
       organization)




      Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 94,076      $110,217
  Accrued oil and gas sales                 71,388       136,951
                                          --------      --------
     Total current assets                 $165,464      $247,168

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     349,976       392,256

DEFERRED CHARGE                             70,942        70,942
                                          --------      --------
                                          $586,382      $710,366
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  6,606      $  6,130
                                          --------      --------
     Total current liabilities            $  6,606      $  6,130

ACCRUED LIABILITY                           35,472        35,472

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 55 units                     5,443         6,688
  Limited Partners, issued and
   outstanding, 5,500 units                538,861       662,076
                                          --------      --------
     Total Partners' capital              $544,304      $668,764
                                          --------      --------
                                          $586,382      $710,366
                                          ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $113,924      $116,235
  Interest                                 1,699         1,553
                                        --------      --------
                                        $115,623      $117,788

COST AND EXPENSES:
  Oil and gas production                $ 33,862      $ 21,041
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             13,751        26,559
  General and administrative (Note 2)     18,281        19,812
                                        --------      --------
                                        $ 65,894      $ 67,412
                                        --------      --------

NET INCOME                              $ 49,729      $ 50,376
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    497      $    504
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 49,232      $ 49,872
                                        ========      ========
NET INCOME PER UNIT                     $   8.95      $   9.07
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $239,741      $233,014
  Interest                                 2,972         3,997
                                        --------      --------
                                        $242,713      $237,011

COST AND EXPENSES:
  Oil and gas production                $ 59,520      $ 56,665
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             40,930        53,001
  General and administrative (Note 2)     44,523        42,441
                                        --------      --------
                                        $144,973      $152,107
                                        --------      --------

NET INCOME                              $ 97,740      $ 84,904
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    977      $    849
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 96,763      $ 84,055
                                        ========      ========
NET INCOME PER UNIT                     $  17.59      $  15.28
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 97,740     $ 84,904
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            40,930       53,001
   Decrease (increase) in accrued oil
     and gas sales                         65,563    (   1,304)
   Increase in accounts payable               476       11,113
                                         --------     --------
   Net cash provided by operating
     activities                          $204,709     $147,714
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                       $  1,350     $    -
  Additions to oil and gas properties         -      (   3,524)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  1,350    ($  3,524)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($222,200)   ($277,750)
                                         --------     --------
   Net cash used by financing
     activities                         ($222,200)   ($277,750)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 16,141)   ($133,560)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     110,217      233,440
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 94,076     $ 99,880
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $18,281 and $19,812 respectively, of which $15,654 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $44,523 and $42,441 respectively, of which $31,308 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $113,924        $116,235
      Oil and gas production expenses   $ 33,862        $ 21,041
      Barrels produced                       317             450
      Mcf produced                        50,780          48,460
      Average price/Bbl                 $  20.50        $  19.07
      Average price/Mcf                 $   2.12        $   2.22

     As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. While the average price of oil sold and volumes of gas sold increased during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, any resulting increase in oil and gas sales was offset by a decrease in the volumes of oil sold and a decrease in the average price of gas sold. Volumes of oil sold decreased 133 barrels, while volumes of gas sold increased 2,320 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on two wells. Average oil prices increased to $20.50 per barrel for the three months ended June 30, 1997 from $19.07 per barrel for the three months ended June 30, 1996. Average gas prices decreased to $2.12 per Mcf for the three months ended June 30, 1997 from $2.22 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,821 (60.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 29.7% for the three months ended June 30, 1997 from 18.1% for the three months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $12,808 (48.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.1% for the three months ended June 30, 1997 from 22.8% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $1,531 (7.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 16.0% for the three months ended June 30, 1997 as compared to 17.0% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $239,741        $233,014
      Oil and gas production expenses   $ 59,520        $ 56,665
      Barrels produced                       710             952
      Mcf produced                        90,695         103,014
      Average price/Bbl                 $  21.43        $  18.87
      Average price/Mcf                 $   2.48        $   2.09

     As shown in the table above, total oil and gas sales increased $6,727 (2.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $2,000 and $35,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $5,000 and $26,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 242 barrels and 12,319 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on two wells and (ii) a positive prior period adjustment made by the purchaser on one well during the six months ended June 30, 1996. The decrease in the volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices increased to $21.43 per barrel and $2.48 per Mcf, respectively, for the six months ended

     June 30, 1997 from $18.87 per barrel and $2.09 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,855 (5.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves, partially offset by decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 24.8% for the six months ended June 30, 1997 as compared to 24.3% for the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $12,071 (22.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 17.1% for the six months ended June 30, 1997 from 22.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.6% for the six months ended June 30, 1997 and 18.2% for the six months ended June 30, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 5, 1997        By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 5, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.