Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1997-11-03
CIK 725261

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended         Commission File Number
      September 30, 1997                  0-13430


                    DYCO OIL AND GAS PROGRAM 1984-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



           Minnesota                          41-1465070
  (State or other jurisdiction      (I.R.S. Employer Identification
       of incorporation or                   Number)
       organization)




      Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $153,196      $110,217
  Accrued oil and gas sales                 78,979       136,951
                                          --------      --------
     Total current assets                 $232,175      $247,168

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     338,581       392,256

DEFERRED CHARGE                             70,942        70,942
                                          --------      --------
                                          $641,698      $710,366
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  7,958      $  6,130
                                          --------      --------
     Total current liabilities            $  7,958      $  6,130

ACCRUED LIABILITY                           35,472        35,472

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 55 units                     5,983         6,688
  Limited Partners, issued and
   outstanding, 5,500 units                592,285       662,076
                                          --------      --------
     Total Partners' capital              $598,268      $668,764
                                          --------      --------
                                          $641,698      $710,366
                                          ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $120,223      $152,597
  Interest                                 1,424         1,346
                                        --------      --------
                                        $121,647      $153,943

COST AND EXPENSES:
  Oil and gas production                $ 34,465      $  7,548
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             15,013        34,380
  General and administrative (Note 2)     18,205        17,523
                                        --------      --------
                                        $ 67,683      $ 59,451
                                        --------      --------

NET INCOME                              $ 53,964      $ 94,492
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    540      $    945
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 53,424      $ 93,547
                                        ========      ========
NET INCOME PER UNIT                     $   9.71      $  17.01
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $359,964      $385,611
  Interest                                 4,396         5,343
                                        --------      --------
                                        $364,360      $390,954

COST AND EXPENSES:
  Oil and gas production                $ 93,985      $ 64,213
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             55,943        87,381
  General and administrative (Note 2)     62,728        59,964
                                        --------      --------
                                        $212,656      $211,558
                                        --------      --------

NET INCOME                              $151,704      $179,396
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,517      $  1,794
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $150,187      $177,602
                                        ========      ========
NET INCOME PER UNIT                     $  27.31      $  32.29
                                        ========      ========
UNITS OUTSTANDING                          5,555         5,555
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $151,704     $179,396
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            55,943       87,381
   Decrease (increase) in accrued oil
     and gas sales                         57,972    (   1,414)
   Increase in accounts payable             1,828        3,420
                                         --------     --------
   Net cash provided by operating
     activities                          $267,447     $268,783
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                       $  1,351     $    629
  Additions to oil and gas properties   (   3,619)   (   4,266)
                                         --------     --------
   Net cash used by investing
     activities                         ($  2,268)   ($  3,637)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($222,200)   ($277,750)
                                         --------     --------
   Net cash used by financing
     activities                         ($222,200)   ($277,750)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $ 42,979    ($ 12,604)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     110,217      233,440
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $153,196     $220,836
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $18,205 and $17,523 respectively, of which $15,654 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $62,728 and $59,964 respectively, of which $46,962 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $120,223        $152,597
      Oil and gas production expenses   $ 34,465        $  7,548
      Barrels produced                       246             350
      Mcf produced                        52,240          67,177
      Average price/Bbl                 $  19.18        $  23.29
      Average price/Mcf                 $   2.21        $   2.15

     As shown in the table above, total oil and gas sales decreased $32,374 (21.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $32,000 was related to the decrease in volumes of gas sold. Volumes of oil and gas sold decreased 104 barrels and 14,937 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from a negative prior period volume adjustment by the purchaser on two wells during the three months ended September 30, 1997. Average oil prices decreased to $19.18 per barrel for the three months ended September 30, 1997 from $23.29 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.21 per Mcf for the three months ended September 30, 1997 from $2.15 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $26,917 (356.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from a reversal of a $20,000 accrual during the three months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses increased to 28.7% for the three months ended September 30, 1997 from 4.9% for the three months ended September 30, 1996. This percentage increase was primarily due to the accrual reversal discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,367 (56.3%) for the three months ended September 30, 1997 as compared to the three months ended
     September 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended

     September 30, 1996 and (ii) upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.5% for the three months ended September 30, 1997 from 22.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.
     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 15.1% for the three months ended September 30, 1997 from 11.5% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $359,964        $385,611
      Oil and gas production expenses   $ 93,985        $ 64,213
      Barrels produced                       956           1,302
      Mcf produced                       142,935         170,191
      Average price/Bbl                 $  20.85        $  20.06
      Average price/Mcf                 $   2.38        $   2.11

     As shown in the table above, total oil and gas sales decreased $25,647 (6.65%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $7,000 and $57,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by an increase of $38,000 related to the increase in the average prices of gas sold. Volumes of oil and gas sold decreased by 346 barrels and 27,256 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from a negative prior period adjustment by the purchaser on two wells during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil and gas prices increased to $20.85 per barrel and $2.38 per Mcf, respectively, for the nine months ended September 30, 1997 from $20.06 per barrel and $2.11 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,772 (46.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from (i) a reversal of a $20,000 accrual during the nine months ended September 30, 1996 due to the conclusion of a certain legal contingency and (ii) workover expenses incurred on one well during the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.1% for the nine months ended September 30, 1997 from 16.7% for the nine months ended September 30, 1996. This percentage increase was primarily due to the accrual reversal discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $31,438 (36.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 15.5% for the nine months ended September 30, 1997 from 22.7% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 17.4% for the nine months ended September 30, 1997 from 15.6% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.