Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1984-1
filed 1998-05-05
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                                 0-13430



                       DYCO OIL AND GAS PROGRAM 1984-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1465070
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 99,222          $118,202
   Accrued oil and gas sales                      78,599           104,600
                                                --------          --------
      Total current assets                      $177,821          $222,802

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          279,980           305,697

DEFERRED CHARGE                                   83,517            83,517
                                                --------          --------
                                                $541,318          $612,016
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 14,449          $  6,228
   Gas imbalance payable                          34,853            34,853
                                                --------          --------
      Total current liabilities                 $ 49,302          $ 41,081

ACCRUED LIABILITY                                 42,709            42,709

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 55 units                        4,493             5,282
   Limited Partners, issued and
      outstanding, 5,500 units                   444,814           522,944
                                                --------          --------
      Total Partners' capital                   $449,307          $528,226
                                                --------          --------
                                                $541,318          $612,016
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $133,552          $125,817
   Interest                                        1,789             1,273
                                                --------          --------
                                                $135,341          $127,090
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 24,759          $ 25,658
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  25,717            27,179
   General and administrative
      (Note 2)                                    24,909            26,242
                                                --------          --------
                                                $ 75,385          $ 79,079
                                                --------          --------

NET INCOME                                      $ 59,956          $ 48,011
                                                ========          ========
GENERAL PARTNER (1%) - net
   income                                       $    600          $    480
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income                                       $ 59,356          $ 47,531
                                                ========          ========
NET INCOME PER UNIT                             $  10.79          $   8.64
                                                ========          ========
UNITS OUTSTANDING                                  5,555             5,555
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 59,956          $ 48,011
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                25,717            27,179
      Decrease in accrued oil and
        sales                                     26,001            70,101
      Increase (decrease) in accounts
        payable                                    8,221         (     687)
                                                --------          --------
      Net cash provided by operating
        activities                              $119,895          $144,604
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $  1,350
                                                --------          --------
   Net cash provided by investing
      activities                                $      -          $  1,350
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($138,875)        ($111,100)
                                                --------          --------
   Net cash used by financing
      activities                               ($138,875)        ($111,100)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 18,980)         $ 34,854

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           118,202           110,217
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 99,222          $145,071
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the Program incurred such expenses totaling $24,909 and $26,242, respectively, of which $15,654 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

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

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $133,552         $125,817
      Oil and gas production expenses             $ 24,759         $ 25,658
      Barrels produced                                 319              393
      Mcf produced                                  58,270           39,915
      Average price/Bbl                           $  15.70         $  22.18
      Average price/Mcf                           $   2.21         $   2.93

      As shown in the table above, total oil and gas sales increased $7,735 (6.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this increase, approximately $54,000 was related to an increase in volumes of gas sold. This increase was partially offset by a decrease of approximately $2,000 related to a decrease in volumes of oil sold and decreases of approximately $2,000 and $42,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 74 barrels, while volumes of gas sold increased 18,355 Mcf for the three months ended March 31, 1998 as compared to the three months ended March

      31, 1997. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.70 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 1998 from $22.18 per barrel and $2.93 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $899 (3.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from credits received from the operator on one well during the three months ended March 31, 1998 for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.5% for the three months ended March 31, 1998 compared to 20.4% for the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,462 (5.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997, partially offset by the increase in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense decreased to 19.3% for the three months ended March 31, 1998 from 21.6% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion and amortization of oil and gas properties discussed above.

      General and administrative expenses decreased $1,333 (5.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the three months ended March 31, 1998 from 20.9% for the three months ended March 31, 1997. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.