Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1998-08-04
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                  0-13430



                       DYCO OIL AND GAS PROGRAM 1984-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1465070
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $148,241          $118,202
   Accrued oil and gas sales                      74,400           104,600
                                                --------          --------
      Total current assets                      $222,641          $222,802

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          257,736           305,697

DEFERRED CHARGE                                   83,517            83,517
                                                --------          --------
                                                $563,894          $612,016
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  5,341          $  6,228
   Gas imbalance payable                          34,853            34,853
                                                --------          --------
      Total current liabilities                 $ 40,194          $ 41,081

ACCRUED LIABILITY                               $ 42,709          $ 42,709

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 55 units                     $  4,809          $  5,282
   Limited Partners, issued and
      outstanding, 5,500 units                   476,182           522,944
                                                --------          --------
      Total Partners' capital                   $480,991          $528,226
                                                --------          --------
                                                $563,894          $612,016
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $ 91,574          $113,924
   Interest                                        1,271             1,699
                                                --------          --------
                                                $ 92,845          $115,623

COST AND EXPENSES:
   Oil and gas production                       $ 22,316          $ 33,862
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,244            13,751
   General and administrative
      (Note 2)                                    16,601            18,281
                                                --------          --------
                                                $ 61,161          $ 65,894
                                                --------          --------

NET INCOME                                      $ 31,684          $ 49,729
                                                ========          ========
GENERAL PARTNER (1%) - net
   income                                       $    316          $    497
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income                                       $ 31,368          $ 49,232
                                                ========          ========
NET INCOME PER UNIT                             $   5.71          $   8.95
                                                ========          ========
UNITS OUTSTANDING                                  5,555             5,555
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $225,126          $239,741
   Interest                                        3,060             2,972
                                                --------          --------
                                                $228,186          $242,713

COST AND EXPENSES:
   Oil and gas production                       $ 47,075          $ 59,520
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  47,961            40,930
   General and administrative
      (Note 2)                                    41,510            44,523
                                                --------          --------
                                                $136,546          $144,973
                                                --------          --------

NET INCOME                                      $ 91,640          $ 97,740
                                                ========          ========
GENERAL PARTNER (1%) - net
   income                                       $    916          $    977
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income                                       $ 90,724          $ 96,763
                                                ========          ========
NET INCOME PER UNIT                             $  16.50          $  17.59
                                                ========          ========
UNITS OUTSTANDING                                  5,555             5,555
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 91,640          $ 97,740
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                47,961            40,930
      Decrease in accrued oil and
        sales                                     30,200            65,563
      Increase (decrease) in accounts
        payable                                (     887)              476
                                                --------          --------
      Net cash provided by operating
        activities                              $168,914          $204,709
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $  1,350
                                                --------          --------
   Net cash provided by investing
      activities                                $      -          $  1,350
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($138,875)        ($222,200)
                                                --------          --------
   Net cash used by financing
      activities                               ($138,875)        ($222,200)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 30,039         ($ 16,141)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           118,202           110,217
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $148,241          $ 94,076
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $16,601 and $18,281, respectively, of which $15,654 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $41,510 and $44,523, respectively, of which $31,308 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                    1998             1997
                                                   -------         --------
      Oil and gas sales                            $91,574         $113,924
      Oil and gas production expenses              $22,316         $ 33,862
      Barrels produced                                 301              317
      Mcf produced                                  39,372           50,780
      Average price/Bbl                            $ 12.27         $  20.50
      Average price/Mcf                            $  2.23         $   2.12

      As shown in the table above, total oil and gas sales decreased $22,350 (19.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $24,000 was related to a decrease in volumes of gas sold and approximately $2,000 was related to a decrease in the average price of oil sold, which decrease was partially offset by an increase of approximately $4,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased by

      16 barrels and 11,408 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by purchasers on three wells during the three months ended June 30, 1998 and (ii) a normal decline in production due to diminishing reserves on one significant well during the three months ended June 30, 1998. Average oil prices decreased to $12.27 per barrel for the three months ended June 30, 1998 from $20.50 per barrel for the three months ended June 30, 1997, while the average price of gas sold increased to $2.23 per Mcf for the three months ended June 30, 1998 from $2.12 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,546 (34.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 24.4% for the three months ended June 30, 1998 from 29.7% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,493 (61.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense  increased  to 24.3%  for the three  months  ended  June 30,  1998 compared to 12.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,680 (9.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.1% for the three months ended June 30, 1998 from 16.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $225,126         $239,741
      Oil and gas production expenses             $ 47,075         $ 59,520
      Barrels produced                                 620              710
      Mcf produced                                  97,642           90,695
      Average price/Bbl                           $  14.03         $  21.43
      Average price/Mcf                           $   2.22         $   2.48

      As shown in the table above, total oil and gas sales decreased $14,615 (6.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $5,000 and $25,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $2,000 was related to a decrease in volumes of oil sold, which decreases were partially offset by an increase of approximately $17,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 90 barrels, while volumes of gas sold increased 6,947 Mcf for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $14.03 per barrel and $2.22 per Mcf, respectively, for the six months ended June 30, 1998 from $21.43 per barrel and $2.48 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,445 (20.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.9% for the six months ended June 30, 1998 from 24.8% for the six months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,031 (17.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from a decrease in the prices used to value oil and gas reserves at June 30, 1998 as compared to June 30, 1997. As a percentage of oil and gas sales, this expense increased to 21.3% for the six months ended June 30, 1998 from 17.1% for the six months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization discussed above.

      General and administrative expenses decreased $3,013 (6.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.4% for the six months ended June 30, 1998 and 18.6% for the six months ended June 30, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.