Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1998-10-30
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 1998                                     0-13430



                       DYCO OIL AND GAS PROGRAM 1984-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1465070
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                        Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 77,776         $118,202
   Accrued oil and gas sales                       54,913          104,600
                                                 --------         --------
      Total current assets                       $132,689         $222,802

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           226,733          305,697

DEFERRED CHARGE                                    83,517           83,517
                                                 --------         --------
                                                 $442,939         $612,016
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  6,391         $  6,228
   Gas imbalance payable                           34,853           34,853
                                                 --------         --------
      Total current liabilities                  $ 41,244         $ 41,081

ACCRUED LIABILITY                                $ 42,709         $ 42,709

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 55 units                      $  3,590         $  5,282
   Limited Partners, issued and
      outstanding, 5,500 units                    355,396          522,944
                                                 --------         --------
      Total Partners' capital                    $358,986         $528,226
                                                 --------         --------
                                                 $442,939         $612,016
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                            $89,127           $120,223
   Interest                                       1,916              1,424
                                                -------           --------
                                                $91,043           $121,647

COSTS AND EXPENSES:
   Oil and gas production                       $25,958           $ 34,465
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 31,003             15,013
   General and administrative
      (Note 2)                                   17,212             18,205
                                                -------           --------
                                                $74,173           $ 67,683
                                                -------           --------

NET INCOME                                      $16,870           $ 53,964
                                                =======           ========
GENERAL PARTNER (1%) - net
   income                                       $   169           $    540
                                                =======           ========
LIMITED PARTNERS (99%) - net
   income                                       $16,701           $ 53,424
                                                =======           ========
NET INCOME PER UNIT                             $  3.03           $   9.71
                                                =======           ========
UNITS OUTSTANDING                                 5,555              5,555
                                                =======           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $314,253          $359,964
   Interest                                        4,976             4,396
                                                --------          --------
                                                $319,229          $364,360

COSTS AND EXPENSES:
   Oil and gas production                       $ 73,033          $ 93,985
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  78,964            55,943
   General and administrative
      (Note 2)                                    58,722            62,728
                                                --------          --------
                                                $210,719          $212,656
                                                --------          --------

NET INCOME                                      $108,510          $151,704
                                                ========          ========
GENERAL PARTNER (1%) - net
   income                                       $  1,085          $  1,517
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income                                       $107,425          $150,187
                                                ========          ========
NET INCOME PER UNIT                             $  19.53          $  27.31
                                                ========          ========
UNITS OUTSTANDING                                  5,555             5,555
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $108,510          $151,704
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                78,964            55,943
      Decrease in accrued oil and
        sales                                     49,687            57,972
      Increase in accounts payable                   163             1,828
                                                --------          --------
      Net cash provided by operating
        activities                              $237,324          $267,447
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $  1,351
   Additions to oil and gas properties                 -         (   3,619)
                                                --------          --------
   Net cash used by investing
      activities                                $      -         ($  2,268)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($277,750)        ($222,200)
                                                --------          --------
   Net cash used by financing
      activities                               ($277,750)        ($222,200)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 40,426)         $ 42,979

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           118,202           110,217
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 77,776          $153,196
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $17,212 and $18,205, respectively, of which $15,654 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $58,722 and $62,728, respectively, of which $46,962 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                   -------         --------
      Oil and gas sales                            $89,127         $120,223
      Oil and gas production expenses              $25,958         $ 34,465
      Barrels produced                                 212              246
      Mcf produced                                  47,460           52,240
      Average price/Bbl                            $ 12.92         $  19.18
      Average price/Mcf                            $  1.82         $   2.21

      As shown in the table above, total oil and gas sales decreased $31,096 (25.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $19,000 was related to a decrease in the average price of gas sold and approximately $11,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 34 barrels and 4,780 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Average oil and gas prices decreased to $12.92 per barrel and $1.82 per Mcf, respectively, for the three months ended September 30, 1998 from $19.18 per barrel and $2.21 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,507 (24.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold, and (iii) a decrease in compression expenses and surface repair and maintenance expenses on one well for the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 29.1% for the three months ended September 30, 1998 and 28.7% for the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,990 (106.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from a decrease in oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 34.8% for the three months ended September 30, 1998 from 12.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $993 (5.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.3% for the three months ended September 30, 1998 from 15.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $314,253         $359,964
      Oil and gas production expenses             $ 73,033         $ 93,985
      Barrels produced                                 832              956
      Mcf produced                                 145,102          142,935
      Average price/Bbl                           $  13.75         $  20.85
      Average price/Mcf                           $   2.09         $   2.38

      As shown in the table above, total oil and gas sales decreased $45,711 (12.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $6,000 and $42,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $5,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 124 barrels, while volumes of gas sold increased 2,167 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Average oil and gas prices decreased to $13.75 per barrel and $2.09 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.85 per barrel and $2.38 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,952 (22.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 23.2% for the nine months ended September 30, 1998 from 26.1% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the workover expenses incurred during the nine months ended September 30, 1997, partially offset by the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $23,021 (41.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from a decrease in the prices used to value oil and gas reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 25.1% for the nine months ended September 30, 1998 from 15.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,006 (6.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.7% for the nine months ended September 30, 1998 from 17.4% for the nine months ended September 30, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

               27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 30, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 30, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.