Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1984-1
filed 1999-11-03
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   September 30, 1999                           0-13430



                         DYCO OIL AND GAS PROGRAM 1984-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                              41-1465070
(State or other jurisdiction           (I.R.S. Employer Identification
    of incorporation or                            Number)
       organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 64,148         $129,747
   Accrued oil and gas sales                      129,735           62,071
                                                 --------         --------
      Total current assets                       $193,883         $191,818

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           198,524          233,645

DEFERRED CHARGE                                    54,570           54,570
                                                 --------         --------
                                                 $446,977         $480,033
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,198         $  4,400
                                                 --------         --------
      Total current liabilities                  $  5,198         $  4,400

ACCRUED LIABILITY                                $ 30,598         $ 30,598

PARTNERS' CAPITAL:
   General Partner, 55 general
      partner units                              $  4,112         $  4,450
   Limited Partners, issued and
      outstanding, 5,500 Units                    407,069          440,585
                                                 --------         --------
      Total Partners' capital                    $411,181         $445,035
                                                 --------         --------
                                                 $446,977         $480,033
                                                 ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $113,873          $89,127
   Interest                                          331            1,916
                                                --------          -------
                                                $114,204          $91,043

COSTS AND EXPENSES:
   Oil and gas production                       $ 26,988          $25,958
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,511           31,003
   General and administrative
      (Note 2)                                    17,147           17,212
                                                --------          -------
                                                $ 51,646          $74,173
                                                --------          -------

NET INCOME                                      $ 62,558          $16,870
                                                ========          =======
GENERAL PARTNER (1%) - net
   income                                       $    626          $   169
                                                ========          =======
LIMITED PARTNERS (99%) - net
   income                                       $ 61,932          $16,701
                                                ========          =======
NET INCOME PER UNIT                             $  11.27          $  3.03
                                                ========          =======
UNITS OUTSTANDING                                  5,555            5,555
                                                ========          =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $296,068          $314,253
   Interest                                        2,040             4,976
                                                --------          --------
                                                $298,108          $319,229

COSTS AND EXPENSES:
   Oil and gas production                       $ 72,088          $ 73,033
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  35,095            78,964
   General and administrative
      (Note 2)                                    58,129            58,722
                                                --------          --------
                                                $165,312          $210,719
                                                --------          --------

NET INCOME                                      $132,796          $108,510
                                                ========          ========
GENERAL PARTNER (1%) - net
   income                                       $  1,328          $  1,085
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income                                       $131,468          $107,425
                                                ========          ========
NET INCOME PER UNIT                             $  23.91          $  19.53
                                                ========          ========
UNITS OUTSTANDING                                  5,555             5,555
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $132,796          $108,510
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                35,095            78,964
      (Increase) decrease in accrued
        oil and sales                          (  67,664)           49,687
      Increase in accounts payable                   798               163
                                                --------          --------
      Net cash provided by operating
        activities                              $101,025          $237,324
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $     26          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $     26          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($166,650)        ($277,750)
                                                --------          --------
   Net cash used by financing
      activities                               ($166,650)        ($277,750)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 65,599)        ($ 40,426)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           129,747           118,202
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 64,148          $ 77,776
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $17,147 and $17,212, respectively, of which $15,654 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $58,129 and $58,722, respectively, of which $46,962 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                     1999           1998
                                                   --------        -------
      Oil and gas sales                            $113,873        $89,127
      Oil and gas production expenses              $ 26,988        $25,958
      Barrels produced                                  268            212
      Mcf produced                                   41,862         47,460
      Average price/Bbl                            $  21.44        $ 12.92
      Average price/Mcf                            $   2.58        $  1.82

      As shown in the table above, total oil and gas sales increased $24,746 (27.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $32,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $10,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 56 barrels, while volumes of gas sold decreased 5,598 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one well during the three months ended September 30, 1998. Average oil and gas prices increased to $21.44 per barrel and $2.58 per Mcf, respectively, for the three months ended September 30, 1999 from $12.92 per barrel and $1.82 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,030 (4.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 23.7% for the three months ended September 30, 1999 from 29.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,492 (75.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 6.6% for the three months ended September 30, 1999 from 34.8% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended September 30, 1999 from 19.3% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1999            1998
                                                   --------        --------
      Oil and gas sales                            $296,068        $314,253
      Oil and gas production expenses              $ 72,088        $ 73,033
      Barrels produced                                  916             832
      Mcf produced                                  134,982         145,102
      Average price/Bbl                            $  15.59        $  13.75
      Average price/Mcf                            $   2.09        $   2.09

      As shown in the table above, total oil and gas sales decreased $18,185 (5.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $21,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 84 barrels, while volumes of gas sold decreased 10,120 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average oil prices increased to $15.59 per barrel for the nine months ended September 30, 1999 from $13.75 per barrel for the nine months ended September 30, 1998. Average gas prices remained constant at $2.09 per Mcf for the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $945 (1.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 24.3% for the nine months ended September 30, 1999 from 23.2% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,869 (55.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 11.9% for the nine months ended September 30, 1999 from 25.1% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $593 (1.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 19.6% for the nine months ended September 30, 1999 from 18.7% for the nine months ended September 30, 1998.


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

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Program.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 03, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 03, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.