Form 10-Q
period 2000-03-31
DYCO OIL & GAS PROGRAM 1984-1
filed 2000-05-04
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2000                                 0-13430



                       DYCO OIL AND GAS PROGRAM 1984-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1465070
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                        Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2000            1999
                                                 ---------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 13,936        $132,902
   Accrued oil and gas sales                        73,895          73,343
                                                  --------        --------
      Total current assets                        $ 87,831        $206,245

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            238,710         198,628

DEFERRED CHARGE                                     62,543          62,543
                                                  --------        --------
                                                  $389,084        $467,416
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  4,990        $  4,413
   Payable to General Partner (Note 2)               2,000               -
                                                  --------        --------
      Total current liabilities                   $  6,990        $  4,413

ACCRUED LIABILITY                                 $ 14,559        $ 14,559

PARTNERS' CAPITAL:
   General Partner, 55 general
      partner units                               $  3,675        $  4,484
   Limited Partners, issued and
      outstanding, 5,500 Units                     363,860         443,960
                                                  --------        --------
      Total Partners' capital                     $367,535        $448,444
                                                  --------        --------
                                                  $389,084        $467,416
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $115,731          $86,426
   Interest                                        1,859            1,513
                                                --------          -------
                                                $117,590          $87,939

COSTS AND EXPENSES:
   Oil and gas production                       $ 27,218          $24,086
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,816           17,716
   General and administrative
      (Note 2)                                    20,590           24,617
                                                --------          -------
                                                $ 59,624          $66,419
                                                --------          -------

NET INCOME                                      $ 57,966          $21,520
                                                ========          =======
GENERAL PARTNER (1%) - net
   income                                       $    580          $   215
                                                ========          =======
LIMITED PARTNERS (99%) - net
   income                                       $ 57,386          $21,305
                                                ========          =======
NET INCOME PER UNIT                             $  10.43          $  3.87
                                                ========          =======
UNITS OUTSTANDING                                  5,555            5,555
                                                ========          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 57,966          $ 21,520
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,816            17,716
      (Increase) decrease in accrued
        oil and sales                          (     552)           10,437
      Increase in accounts payable                   577             1,429
      Increase in payable to General
        Partner                                    2,000                 -
                                                --------          --------
   Net cash provided by operating
      activities                                $ 71,807          $ 51,102
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($ 51,898)         $      -
                                                --------          --------
   Net cash used by investing
      activities                               ($ 51,898)         $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($138,875)        ($166,650)
                                                --------          --------
   Net cash used by financing
      activities                               ($138,875)        ($166,650)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($118,966)        ($115,548)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           132,902           129,747
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 13,936          $ 14,199
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the first quarter of 2000, the Program paid recompletion costs of approximately $52,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of 20.9%. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2000 and 1999 the Program incurred such expenses totaling $20,590 and $24,617, respectively, of which $12,006 and $15,654, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The payable to General Partner at March 31, 2000 represents audit fees paid by the General Partner on behalf of the Program. This amount was reimbursed to the General Partner in April 2000.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the first quarter of 2000, the Program paid recompletion costs of approximately $52,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of 20.9%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Program's revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2000           1999
                                                   --------        -------
      Oil and gas sales                            $115,731        $86,426
      Oil and gas production expenses              $ 27,218        $24,086
      Barrels produced                                  210            290
      Mcf produced                                   44,447         50,055
      Average price/Bbl                            $  26.90        $ 11.26
      Average price/Mcf                            $   2.48        $  1.66

      As shown in the table above, total oil and gas sales increased $29,305 (33.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $3,000 and $36,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $9,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 80 barrels and 5,608 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) negative prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 2000. Average oil and gas prices increased to $26.90 per barrel and $2.48 per Mcf, respectively, for the three months ended March 31, 2000 from $11.26 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,132 (13.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to (i) workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2000. These increases were partially offset by a production tax refund received during the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 23.5% for the three months ended March 31, 2000 from 27.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,900 (33.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.2% for the three months ended March 31, 2000 from 20.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,027 (16.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to a decrease in indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 17.8% for the three months ended March 31, 2000 from 28.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 4, 2000                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 4, 2000                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.