Form 10-K405
period 2000-12-31
DYCO OIL & GAS PROGRAM 1984-1
filed 2001-03-29
CIK 725261

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

PART II.....................................................................11
      ITEM 5.    MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
                 UNITS AND RELATED LIMITED PARTNER MATTERS..................11
      ITEM 6.    SELECTED FINANCIAL DATA....................................12
      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................14
      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK..........................................19
      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................20
      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........................33

PART III....................................................................33
      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........33
      ITEM 11.   EXECUTIVE COMPENSATION.....................................34
      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.............................................37
      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............37

PART IV.....................................................................39
      ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K................................................39

SIGNATURES..................................................................41

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 96.0% the Program's oil and gas revenues during the year ended December 31, 2000. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 2000.

                              Well Statistics(1)

                            As of December 31, 2000

                  Gross productive wells(2):
                     Oil                                 -
                     Gas                                19
                                                        --
                        Total                           19

                  Net productive wells(3):
                     Oil                                 -
                     Gas                               1.39
                                                       ----
                        Total                          1.39

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

      Drilling Activities

      The Program did not participate in any drilling activity during the year ended December 31, 2000.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                                 Year Ended December 31,
                                            --------------------------------
                                              2000        1999        1998
                                            --------    --------    --------
Production:
   Oil (Bbls)(1)                                 783         988       1,080
   Gas (Mcf)(2)                              180,994     133,376     216,157

Oil and gas sales:
   Oil                                      $ 23,944    $ 16,005    $ 14,286
   Gas                                       636,857     326,334     433,941
                                             -------     -------     -------
    Total                                   $660,801    $342,339    $448,227
                                             =======     =======     =======

Total direct operating expenses(3)          $125,549    $ 64,538    $112,554
                                             =======     =======     =======

Direct operating expenses as a
   percentage of oil and gas
   sales                                       19.0%       18.9%       25.1%

Average sales price:
   Per barrel of oil                          $30.58      $16.20      $13.23
   Per Mcf of gas                               3.52        2.45        2.01

Direct operating expenses per
   equivalent Mcf of gas(4)                   $  .67      $  .46      $  .51

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


      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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


                              Proved Reserves and
                               Net Present Value
                              From Proved Reserves

                          As of December 31, 2000(1)

            Estimated proved reserves:
               Gas (Mcf)                                  896,894
               Oil and liquids (Bbls)                       4,771
            Net present value
               (discounted at 10% per annum)           $4,668,144

----------------------
(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 2000, the Program's properties consist of 19 gross (1.39 net) productive wells. The Program also owns a non-working interest in an additional 5 wells. Affiliates of the Program operate 8 (33%) of the Program's total wells. All of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

      There were no matters submitted to a vote of the limited partners during 2000.


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

                                       Repurchase         Cash
                                         Price        Distributions
                                       ----------     -------------
      1999:
         First Quarter                    $131              $30
         Second Quarter                    101                -
         Third Quarter                     149                -
         Fourth Quarter                    149                -

      2000:
         First Quarter                    $149              $25
         Second Quarter                    124                -
         Third Quarter                     241               35
         Fourth Quarter                    206               30

      2001:
         First Quarter                    $176              $25



      As of March 1, 2001, the Program had 5,500 Units outstanding and approximately 1,900 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA

      Selected Financial Data

      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                                 December 31,
                                          ------------------------------------------------------------
                                            2000         1999         1998         1997         1996
                                          --------     --------     --------     --------     --------
Summary of Operations:
   Oil and gas sales                      $660,801     $342,339     $448,227     $511,088     $566,572
   Total revenues                          667,546      345,421      454,252      517,599      574,635

   Lease operating expenses                 79,460       39,703       84,208       88,860       78,014
   Production taxes                         46,089       24,835       28,346       39,785       40,005
   General and administrative
      expenses                              62,135       74,791       75,087       79,514       76,691
   Depreciation, depletion, and
      amortization of oil and gas
      properties                            18,575       36,033       72,052       88,903       58,945

   Net income                              461,287      170,059      194,559      220,537      320,980
      per Unit                               83.04        30.61        35.02        39.70        57.78
   Cash distributions                      499,950      166,650      277,750      361,075      472,175
      per Unit                                  90           30           50           65           85

Summary Balance Sheet Data:
   Total assets                            436,678      467,416      480,033      612,016      710,366
   Partners' capital                       409,781      448,444      445,035      528,226      668,764


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

      Results of Operations


                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                     -------------------------------------

      Total oil and gas sales increased $318,462 (93.0%) in 2000 as compared to 1999. Of this increase, approximately $194,000 was related to an increase in the average price of gas sold and approximately $117,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 205 barrels, while volumes of gas sold increased 47,618 Mcf in 2000 as compared to 1999. The increase in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment made on one well during 1999 and (ii) a positive gas balancing adjustment made on another well during 2000. These increases were partially offset by normal declines in production. Average oil and gas prices increased to $30.58 per barrel and $3.52 per Mcf, respectively, in 2000 from $16.20 per barrel and $2.45 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $61,011 (94.5%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in lease operating expenses associated with the increase in volumes of gas sold, and (iii) a negative prior period lease operating expense adjustment made by the operator on one well in 1999. As a percentage of oil and gas sales, these expenses remained relatively constant at 19.0% in 2000 and 18.9% in 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,458 (48.5%) in 2000 as compared to 1999. This decrease was primarily due to increases in the oil and gas prices used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999, which decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.8% in 2000 from 10.5% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $12,656 (16.9%) in 2000 as compared to 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2000 from 21.8% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                     -------------------------------------


      Total oil and gas sales decreased $105,888 (23.6%) in 1999 as compared to 1998. Of this decrease, approximately $166,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $59,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 92 barrels and 82,781 Mcf, respectively, in 1999 as compared to 1998. The decrease in the volumes of gas sold was primarily due to (i) a negative gas balancing adjustment made on one well during 1999 and (ii) a positive prior period volume adjustment on two wells during 1998. Average oil and gas prices increased to $16.20 per barrel and $2.45 per Mcf, respectively, in 1999 from $13.23 per barrel and $2.01 per Mcf, respectively, in 1998.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the Program's proved reserve quantities at December 31, 2000 would have remaining lives of approximately 5.0 years for gas reserves and 6.1 years for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Program for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2000, the Program incurred capital costs of approximately $52,000 related to the successful recompletion of one well. The Program has no debt commitments. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



            REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1984-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 29, 2001

                           DYCO OIL AND GAS PROGRAM
                          1984-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                     2000           1999
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 35,918       $132,902
   Accrued oil and gas sales                        127,342         73,343
                                                    -------        -------
      Total current assets                         $163,260       $206,245

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             218,666        198,628

DEFERRED CHARGE                                      54,752         62,543
                                                    -------        -------
                                                   $436,678       $467,416
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  3,493       $  4,413
                                                    -------        -------
   Total current liabilities                       $  3,493       $  4,413

ACCRUED LIABILITY                                  $ 23,404       $ 14,559

PARTNERS' CAPITAL:
   General Partner, 55 general
      partner units                                $  4,098       $  4,484
   Limited Partners, issued and
      outstanding, 5,500 Units                      405,683        443,960
                                                    -------        -------
      Total Partners' capital                      $409,781       $448,444
                                                    -------        -------

                                                   $436,678       $467,416
                                                    =======        =======




                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1984-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                              2000        1999        1998
                                            --------    --------    --------

REVENUES:
   Oil and gas sales                        $660,801    $342,339    $448,227
   Interest                                    6,745       3,082       6,025
                                             -------     -------     -------
                                            $667,546    $345,421    $454,252

COSTS AND EXPENSES:
   Lease operating                          $ 79,460    $ 39,703    $ 84,208
   Production taxes                           46,089      24,835      28,346
   Depreciation, depletion, and
      amortization of oil and gas
      properties                              18,575      36,033      72,052
   General and administrative                 62,135      74,791      75,087
                                             -------     -------     -------

                                            $206,259    $175,362    $259,693
                                             -------     -------     -------

NET INCOME                                  $461,287    $170,059    $194,559
                                             =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME           $  4,613    $  1,700    $  1,945
                                             =======     =======     =======

LIMITED PARTNERS (99%) - NET INCOME         $456,674    $168,359    $192,614
                                             =======     =======     =======

NET INCOME per Unit                         $  83.04    $  30.61    $  35.02
                                             =======     =======     =======

UNITS OUTSTANDING                              5,555       5,555       5,555
                                             =======     =======     =======







                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1984-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                       General      Limited
                                       Partner      Partners        Total
                                       --------    ----------     ----------
Balances at Dec. 31, 1997               $5,282      $522,944       $528,226
   Cash distributions                  ( 2,777)    ( 274,973)     ( 277,750)
   Net income                            1,945       192,614        194,559
                                         -----       -------        -------
Balances at Dec. 31, 1998               $4,450      $440,585       $445,035
   Cash distributions                  ( 1,666)    ( 164,984)     ( 166,650)
   Net income                            1,700       168,359        170,059
                                         -----       -------        -------
Balances at Dec. 31, 1999               $4,484      $443,960       $448,444
   Cash distributions                  ( 4,999)    ( 494,951)     ( 499,950)
   Net income                            4,613       456,674        461,287
                                         -----       -------        -------
Balances at Dec. 31, 2000               $4,098      $405,683       $409,781
                                         =====       =======        =======





                    The  accompanying  notes  are  an  integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1984-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                            2000           1999         1998
                                         ----------     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $461,287       $170,059     $194,559
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Depreciation, depletion, and amorti-
      zation of oil and gas properties      18,575         36,033       72,052
   (Increase) decrease in accrued oil
      and gas sales                      (  53,999)     (  11,272)      42,529
   (Increase) decrease in
      deferred charge                        7,791      (   7,973)      28,947
   Increase (decrease) in
      accounts payable                   (     920)            13    (   1,828)
   Decrease in gas imbalance payable          -                 -    (  34,853)
   Increase (decrease) in accrued
      liability                              8,845      (  16,039)   (  12,111)
                                           -------        -------      -------
   Net cash provided by operating
      activities                          $441,579       $170,821     $289,295
                                           -------        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                  $ 13,022       $   -        $   -
   Additions to oil and gas properties   (  51,635)     (   1,016)        -
                                           -------        -------      -------
   Net cash used by investing
      activities                         ($ 38,613)     ($  1,016)    $   -
                                           -------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($499,950)     ($166,650)   ($277,750)
                                           -------        -------      -------
   Net cash used by financing activities ($499,950)     ($166,650)   ($277,750)
                                           -------        -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  ($ 96,984)      $  3,155     $ 11,545

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     132,902        129,747      118,202
                                           -------        -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 35,918       $132,902     $129,747
                                           =======        =======      =======

                     The accompanying notes are an integral
                       part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization Nature of Operations

            The Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 31, 1984. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,375 (43.2%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.10, $0.26, and $0.32, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 155,544 Mcf, resulting in prepaid lease operating expenses of $54,752. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 170,186 Mcf, resulting in prepaid lease operating expenses of $62,543.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 66,488 Mcf, resulting in accrued lease operating expenses of $23,404. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 39,615 Mcf, resulting in accrued lease operating expenses of $14,559.

      Oil and Gas Sales & Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. No such liability was recorded at December 31, 2000 or December 31, 1999.


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

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $62,135, $74,791, and $75,087, respectively, of which $48,024, $62,616, and $62,616, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 2000, 1999, and 1998:

            Purchaser                        2000       1999      1998
            ----------------                 ----       ----      ----

            El Paso Energy
              Marketing Company              96.0%      94.9%     90.8%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                    December 31,
                                          -------------------------------
                                              2000              1999
                                          -------------     -------------

      Proved properties                    $30,249,493       $30,210,880

      Less accumulated depre-
         ciation, depletion,
         amortization, and
         valuation allowance              ( 30,030,827)     ( 30,012,252)
                                            ----------        ----------

      Net oil and gas
         Properties                        $   218,666       $   198,628
                                            ==========        ==========

      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:

                                              December 31,
                                    ------------------------------
                                     2000         1999       1998
                                    -------      ------     ------

            Development cost        $51,635      $1,016     $  -


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.








                                            2000                         1999                       1998
                                    ----------------------       ---------------------     ---------------------
                                      Oil          Gas            Oil          Gas          Oil          Gas
                                     (Bbls)       (Mcf)          (Bbls)       (Mcf)        (Bbls)       (Mcf)
                                    -------     ----------       ------     ----------     ------      ---------
Proved reserves,
   beginning of year                 10,578      1,116,116      10,529        918,882      10,301       906,386

Revisions of previous
   estimates                        ( 4,700)    (   41,133)      1,037        330,610       1,308       228,653

Sale of reserves                    (   332)    (    5,109)       -              -           -             -

Extension and discoveries                 8          8,014        -              -           -             -

Production                          (   783)    (  180,994)    (   988)    (  133,376)    ( 1,080)     (216,157)
                                     ------      ---------      ------      ---------      ------       -------

Proved reserves,
   end of year                        4,771        896,894      10,578      1,116,116      10,529       918,882
                                     ======      =========      ======      =========      ======       =======

Proved developed
reserves:
   Beginning of year                 10,578      1,116,116      10,529        918,882      10,301       906,386
                                     ------      ---------      ------      ---------      ------       -------
   End of year                        4,771        896,894      10,578      1,116,116      10,529       918,882
                                     ======      =========      ======      =========      ======       =======



            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's estimated remaining reserves were determined at December 31, 2000 using oil and gas prices of $23.82 per barrel and $9.57 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                               Dyco 1984-1 Program
                              --------------------

                                               2000
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $117,590      $192,976      $188,933      $168,047
Gross Profit (1)          90,372       163,717       155,563       132,345
Net Income                57,966       143,914       131,113       128,294
Limited Partners'
   Net Income
   Per Unit                10.43         25.91         23.60         23.10




                                               1999
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $ 87,939      $ 95,965      $114,204      $ 47,313
Gross Profit (1)          63,853        74,951        87,216        54,863
Net Income                21,520        48,718        62,558        37,263
Limited Partners'
   Net Income               3.87          8.77         11.27          6.70
   Per Unit

---------------------
(1) Total revenues less oil and gas production expenses.

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

            NAME                 AGE            POSITION WITH DYCO
      ----------------           ---     -------------------------------
      Dennis R. Neill             49     President and Director

      Patrick M. Hall             42     Chief Financial Officer

      Judy K. Fox                 50     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:


             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2000

Type of Compensation/Reimbursement(1)                   Expense
-------------------------------------           -------------------------
                                                2000      1999       1998
                                                ----      ----       ----
Compensation:
   Operations                                    (2)       (2)        (2)


Reimbursements:
   General and Administrative,
     Geological, and Engineering
     Expenses and Direct
     Expenses(3)                               $48,024   $62,616    $62,616

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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors and, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:






                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                    Long Term Compensation
                                                              ----------------------------------
                                Annual Compensation                   Awards             Payouts
                             ----------------------------     -----------------------    -------
                                                                              Securi-
                                                   Other                       ties                  All
     Name                                          Annual     Restricted      Under-                Other
      and                                         Compen-       Stock         lying       LTIP     Compen-
  Principal                   Salary    Bonus     sation       Award(s)      Options/    Payouts   sation
  Position           Year      ($)       ($)        ($)          ($)          SARs(#)      ($)       ($)
---------------      ----    -------   -------    -------     ----------     --------    -------   -------
Dennis R. Neill,
President(1)         1998      -         -          -           -              -           -         -
                     1999      -         -          -           -              -           -         -
                     2000      -         -          -           -              -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1998    $37,056     -          -           -              -           -         -
                     1999    $38,246     -          -           -              -           -         -
                     2000    $28,502     -          -           -              -           -         -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2001 by each beneficial owner of 5% or more of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                    Number of Units
                                                      Beneficially
                                                     Owned (Percent
             Beneficial Owner                       of Outstanding)
      -------------------------------              --------------------

      Samson Resources Company                       2,377  (43.2%)

      All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)                        2,377  (43.2%)


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

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Program as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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

                *23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and and Gas Program 1984-1 Limited Partnership.


                  All other Exhibits are omitted as inapplicable.


                  ------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000.

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

                                    DYCO OIL AND GAS PROGRAM 1984-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 29, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and              March 29, 2001
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/ Patrick M. Hall        Chief Financial            March 29, 2001
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary                  March 29, 2001
      -------------------
         Judy K. Fox

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



------------------
*  Filed herewith.