Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1984-1
filed 2001-08-08
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
    June 30, 2001                                 0-13430



                       DYCO OIL AND GAS PROGRAM 1984-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1465070
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                 ---------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 65,550        $ 35,918
   Accrued oil and gas sales                        71,762         127,342
                                                  --------        --------
      Total current assets                        $137,312        $163,260

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            193,246         218,666

DEFERRED CHARGE                                     54,752          54,752
                                                  --------        --------
                                                  $385,310        $436,678
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  3,808        $  3,493
                                                  --------        --------
      Total current liabilities                   $  3,808        $  3,493

ACCRUED LIABILITY                                 $ 19,511        $ 23,404

PARTNERS' CAPITAL:
   General Partner, 55 general
      partner units                               $  3,620        $  4,098
   Limited Partners, issued and
      outstanding, 5,500 Units                     358,371         405,683
                                                  --------        --------
      Total Partners' capital                     $361,991        $409,781
                                                  --------        --------
                                                  $385,310        $436,678
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $112,304         $192,209
   Interest                                        1,145              767
                                                --------         --------
                                                $113,449         $192,976

COSTS AND EXPENSES:
   Oil and gas production                       $ 11,802         $ 29,259
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  14,160            6,496
   General and administrative
      (Note 2)                                    13,447           13,307
                                                --------         --------
                                                $ 39,409         $ 49,062
                                                --------         --------

NET INCOME                                      $ 74,040         $143,914
                                                ========         ========
GENERAL PARTNER (1%) - net
   income                                       $    740         $  1,439
                                                ========         ========
LIMITED PARTNERS (99%) - net
   income                                       $ 73,300         $142,475
                                                ========         ========
NET INCOME PER UNIT                             $  13.33         $  25.91
                                                ========         ========
UNITS OUTSTANDING                                  5,555            5,555
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $323,615         $307,940
   Interest                                        2,015            2,626
                                                --------         --------
                                                $325,630         $310,566

COSTS AND EXPENSES:
   Oil and gas production                       $ 35,735         $ 56,477
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  24,326           18,312
   General and administrative
      (Note 2)                                    35,609           33,897
                                                --------         --------
                                                $ 95,670         $108,686
                                                --------         --------

NET INCOME                                      $229,960         $201,880
                                                ========         ========
GENERAL PARTNER (1%) - net
   income                                       $  2,299         $  2,019
                                                ========         ========
LIMITED PARTNERS (99%) - net
   income                                       $227,661         $199,861
                                                ========         ========
NET INCOME PER UNIT                             $  41.40         $  36.34
                                                ========         ========
UNITS OUTSTANDING                                  5,555            5,555
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $229,960          $201,880
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                24,326            18,312
      (Increase) decrease in accrued
        oil and gas sales                         55,580         (  39,642)
      Decrease in deferred charge                      -             1,640
      Increase in accounts payable                   315               589
      Increase (decrease) in accrued
        liability                              (   3,893)            6,007
                                                --------          --------
   Net cash provided by operating
      activities                                $306,288          $188,786
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  1,094          $ 16,901
   Additions to oil and gas properties                 -         (  51,562)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $  1,094         ($ 34,661)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($277,750)        ($138,875)
                                                --------          --------
   Net cash used by financing
      activities                               ($277,750)        ($138,875)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 29,632          $ 15,250

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            35,918           132,902
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 65,550          $148,152
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $13,447 and $13,307, respectively, of which $12,006 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $35,609 and $33,897, respectively, of which $24,012 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the six months ended June 30, 2000 the Program paid recompletion costs of approximately $52,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of 20.9%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                     2001           2000
                                                   --------       --------
      Oil and gas sales                            $112,304       $192,209
      Oil and gas production expenses              $ 11,802       $ 29,259
      Barrels produced                                  173            355
      Mcf produced                                   24,721         53,682
      Average price/Bbl                            $  26.46       $  28.01
      Average price/Mcf                            $   4.36       $   3.40

      As shown in the table above, total oil and gas sales decreased $79,905 (41.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $98,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $24,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 182 barrels and 28,961 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000 and (ii) the sale of another well during early 2000. The decrease in volumes of gas sold was primarily due to (i) a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000, (ii) the receipt of a reduced percentage of sales on two wells during the three months ended June 30, 2001 due to gas balancing, and (iii) the receipt of an increased percentage of sales on two wells during the three months ended June 30, 2000 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustments will continue in the future, thereby continuing to affect volumes of gas produced. Average oil prices decreased to $26.46 per barrel for the three months ended June 30, 2001 from $28.01 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.36 per Mcf for the three months ended June 30, 2001 from $3.40 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,457 (59.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a production tax refund received during the three months ended June 30, 2001, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 10.5% for the three months ended June 30, 2001 from 15.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,664 (118.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 12.6% for the three months ended June 30, 2001 from 3.4% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $140 (1.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 12.0% for the three months ended June 30, 2001 from 6.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001           2000
                                                   --------       --------
      Oil and gas sales                            $323,615       $307,940
      Oil and gas production expenses              $ 35,735       $ 56,477
      Barrels produced                                  320            565
      Mcf produced                                   52,718         98,129
      Average price/Bbl                            $  27.19       $  27.60
      Average price/Mcf                            $   5.97       $   2.98

      As shown in the table above, total oil and gas sales increased $15,675 (5.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $158,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $7,000 and $135,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased

      245 barrels and 45,411 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000 and (ii) the sale of another well during early 2000. The decrease in volumes of gas sold was primarily due to (i) a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000, (ii) the Program's receipt of a reduced percentage of sales on two wells during the six months ended June 30, 2001 due to gas balancing, and (iii) the Program's receipt of an increased percentage of sales on two wells during the six months ended June 30, 2000 due to gas balancing. Average oil prices decreased to $27.19 per barrel for the six months ended June 30, 2001 from $27.60 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.97 per Mcf for the six months ended June 30, 2001 from $2.98 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,742 (36.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a production tax refund received during the six months ended June 30, 2001, and (iii) workover expenses incurred on one well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 11.0% for the six months ended June 30, 2001 from 18.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,014 (32.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. These increases were partially offset by a decrease in depreciation, depletion, and amortization due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.5% for the six months ended June 30, 2001 from 5.9% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,712 (5.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses remained constant at 11.0% for the six months ended June 30, 2001 and the six months ended June 30, 2000.

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


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer