Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1984-1
filed 2001-11-13
CIK 725261

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                              0-13430



                       DYCO OIL AND GAS PROGRAM 1984-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1465070
(State or other jurisdiction            (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                  2001             2000
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 19,326        $ 35,918
   Accrued oil and gas sales                        42,888         127,342
                                                  --------        --------
      Total current assets                        $ 62,214        $163,260

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            171,340         218,666

DEFERRED CHARGE                                     54,752          54,752
                                                  --------        --------
                                                  $288,306        $436,678
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  4,363        $  3,493
                                                  --------        --------
      Total current liabilities                   $  4,363        $  3,493

ACCRUED LIABILITY                                 $ 18,674        $ 23,404

PARTNERS' CAPITAL:
   General Partner, 55 general
      partner units                               $  2,653        $  4,098
   Limited Partners, issued and
      outstanding, 5,500 Units                     262,616         405,683
                                                  --------        --------
      Total Partners' capital                     $265,269        $409,781
                                                  --------        --------
                                                  $288,306        $436,678
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------          ---------

REVENUES:
   Oil and gas sales                            $67,792          $186,590
   Interest                                         649             2,343
                                                -------          --------
                                                $68,441          $188,933

COSTS AND EXPENSES:
   Oil and gas production                       $18,149          $ 33,370
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 21,189             9,558
   General and administrative
      (Note 2)                                   14,725            14,892
                                                -------          --------
                                                $54,063          $ 57,820
                                                -------          --------

NET INCOME                                      $14,378          $131,113
                                                =======          ========
GENERAL PARTNER (1%) - net
   income                                       $   144          $  1,311
                                                =======          ========
LIMITED PARTNERS (99%) - net
   income                                       $14,234          $129,802
                                                =======          ========
NET INCOME PER UNIT                             $  2.59          $  23.60
                                                =======          ========
UNITS OUTSTANDING                                 5,555             5,555
                                                =======          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $391,407         $494,530
   Interest                                        2,664            4,969
                                                --------         --------
                                                $394,071         $499,499

COSTS AND EXPENSES:
   Oil and gas production                       $ 53,884         $ 89,847
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  45,515           27,870
   General and administrative
      (Note 2)                                    50,334           48,789
                                                --------         --------
                                                $149,733         $166,506
                                                --------         --------

NET INCOME                                      $244,338         $332,993
                                                ========         ========
GENERAL PARTNER (1%) - net
   income                                       $  2,443         $  3,330
                                                ========         ========
LIMITED PARTNERS (99%) - net
   income                                       $241,895         $329,663
                                                ========         ========
NET INCOME PER UNIT                             $  43.99         $  59.94
                                                ========         ========
UNITS OUTSTANDING                                  5,555            5,555
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $244,338          $332,993
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                45,515            27,870
      (Increase) decrease in accrued
        oil and gas sales                         84,454         (  50,526)
      Decrease in deferred charge                      -             1,640
      Increase (decrease) in accounts
        payable                                      870         (      32)
      Increase (decrease) in accrued
        liability                              (   4,730)            6,007
                                                --------          --------
   Net cash provided by operating
      activities                                $370,447          $317,952
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  1,811          $ 16,586
   Additions to oil and gas properties                 -         (  51,635)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $  1,811         ($ 35,049)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($388,850)        ($333,300)
                                                --------          --------
   Net cash used by financing
      activities                               ($388,850)        ($333,300)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 16,592)        ($ 50,397)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            35,918           132,902
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 19,326          $ 82,505
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $14,725 and $14,892, respectively, of which $12,006 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $50,334 and $48,789, respectively, of which $36,018 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the nine months ended September 30, 2000 the Program paid recompletion costs of approximately $52,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of approximately 20.9%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                     2001           2000
                                                   -------        --------
      Oil and gas sales                            $67,792        $186,590
      Oil and gas production expenses              $18,149        $ 33,370
      Barrels produced                                 105              95
      Mcf produced                                  24,277          41,782
      Average price/Bbl                            $ 25.01        $  47.11
      Average price/Mcf                            $  2.68        $   4.36

      As shown in the table above, total oil and gas sales decreased $118,798 (63.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $76,000 was related to a decrease in volumes of gas sold and approximately $41,000 was related to a decrease in the average price of gas sold.
      Volumes of oil sold increased 10 barrels, while volumes of gas sold decreased 17,505 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the receipt of a reduced percentage of sales on two wells during the three months ended September 30, 2001 due to gas balancing, and
      (iii) the receipt of an increased percentage of sales on another well during the three months ended September 30, 2000 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas produced. Average oil and gas prices decreased to $25.01 per barrel and $2.68 per Mcf, respectively, for the three months ended September 30, 2001 from $47.11 per barrel and $4.36 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,221 (45.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.8% for the three months ended September 30, 2001 from 17.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,631 (121.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 31.3% for the three months ended September 30, 2001 from 5.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $167 (1.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 21.7% for the three months ended September 30, 2001 from 8.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2001           2000
                                                   --------       --------
      Oil and gas sales                            $391,407       $494,530
      Oil and gas production expenses              $ 53,884       $ 89,847
      Barrels produced                                  425            660
      Mcf produced                                   76,995        139,911
      Average price/Bbl                            $  26.65       $  30.40
      Average price/Mcf                            $   4.94       $   3.39

      As shown in the table above, total oil and gas sales decreased $103,123 (20.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately $213,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $119,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 235 barrels and 62,916 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the receipt of an increased percentage of sales on several wells during the nine months ended September 30, 2000 due to gas balancing, (ii) the receipt of a reduced percentage of sales on two other wells during the nine months ended September 30, 2001 due to gas balancing, and (iii) a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas produced. Average oil prices decreased to $26.65 per barrel for the nine months ended September 30, 2001 from $30.40 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.94 per Mcf for the nine months ended September 30, 2001 from $3.39 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $35,963 (40.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and
      (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.8% for the nine months ended September 30, 2001 from 18.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,645 (63.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increase in the average price of gas sold. These increases were partially offset by a decrease in depreciation, depletion, and amortization due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 11.6% for the nine months ended September 30, 2001 from 5.6% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,545 (3.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30,2000. As a percentage of oil and gas sales, these expenses increased to 12.9% for the nine months ended September 30, 2001 from 9.9% for the nine months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1984-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer